Form 10-Q
period 1993-12-31
INTERNATIONAL ALUMINUM CORP
filed 1994-02-15
CIK 51103

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                   FORM 10-Q


                    QUARTERLY REPORT PURSUANT TO SECTION 13
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended December 31, 1993                Commission File Number 1-7256


                       INTERNATIONAL ALUMINUM CORPORATION
            (Exact name of registrant as specified in its charter)


          California                                             95-2385235
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


            767 Monterey Pass Road, Monterey Park, California 91754
             (Address of principal executive offices)     (Zip code)


Registrant's telephone number, including area code:               (213) 264-1670



                                      None
Former name, former address and former fiscal year, if changed since last report



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for
the past 90 days.    Yes  X     No



Indicate the number of shares outstanding of each of the issuer's classes of common stock.

           Class                                 Outstanding at February 1, 1994
Common Stock $1.00 Par Value                                4,227,058







                              Page 1 of 11 Pages

                       INTERNATIONAL ALUMINUM CORPORATION
                                AND SUBSIDIARIES

                                     INDEX



                                                                       Page Nos.


PART I  Financial Information

     Consolidated Balance Sheets -
       December 31, 1993 and June 30, 1993                              3-4

     Consolidated Statements of Income -
       three and six month periods
       ended December 31, 1993 and 1992                                   5

     Consolidated Statements of Cash Flows -
       six months ended December 31, 1993
       and 1992                                                           6

     Notes to Consolidated Financial Statements                           7

     Management's Discussion and Analysis of
       Financial Condition and Results of
       Operations                                                         8


PART II  Other Information

     Item 4.  Submission of Matters to a Vote of
       Security Holders                                                  10

     Signatures                                                          11

                                    PART I

                      INTERNATIONAL ALUMINUM CORPORATION
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS



			  Unaudited	   Audited
Assets		Dec. 31, 1993	June 30, 1993
Current assets:

	Cash		$  3,516,000	$  4,847,000
	Short-term investments	  14,230,000	  14,407,000
	Accounts receivable, net	  31,356,000	  29,620,000
	Unbilled receivables	   1,020,000		   1,441,000
	Inventories:
		Raw materials	  17,605,000	  18,424,000
		Work-in-process	   2,284,000	   3,374,000
		Finished goods	   4,991,000        4,144,000
	Prepaid expenses	   1,881,000	   1,529,000
	Future income tax benefits	     909,000	     827,000

		   Total current assets	  77,792,000	  78,613,000
			____________	____________

Property, plant and equipment, at cost	  86,146,000	  84,569,000
Less - Accumulated depreciation	 (46,331,000)	 (44,528,000)

			  39,815,000	  40,041,000
			____________	____________

Other assets:

	Costs in excess of net assets of
	  purchased businesses	   5,039,000	   5,105,000
	Other	   1,201,000	     179,000

			   6,240,000	   5,284,000
			____________	____________

			$123,847,000			$123,938,000
			____________	____________
			____________	____________

See accompanying notes to consolidated financial statements.

                      INTERNATIONAL ALUMINUM CORPORATION
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS



			  Unaudited		   Audited
Liabilities and Shareholders' Equity	Dec. 31, 1993	June 30, 1993
Current liabilities:

	Accounts payable	$  7,075,000			$  7,860,000
	Accrued liabilities	   8,248,000	   8,720,000
	Current portion of long-term debt	     562,000	     422,000
	Income taxes payable	     480,000	     164,000

		   Total current liabilities	  16,365,000	  17,166,000
			____________	____________

Long-term debt	   1,381,000	   1,665,000
			____________	____________

Other liabilities:

	Deferred income taxes	   4,747,000	   5,827,000
	Other	     330,000	     333,000

			   5,077,000	   6,160,000
			____________	____________

Shareholders' equity	 101,024,000	  98,947,000
			____________	____________

			$123,847,000			$123,938,000
			____________	____________
			____________	____________

See accompanying notes to consolidated financial statements.

      				  Unaudited

                            INTERNATIONAL ALUMINUM CORPORATION
                                     AND SUBSIDIARIES

                             CONSOLIDATED STATEMENTS OF INCOME

	   Three Months Ended	     Six Months Ended
	       December 31,      	       December 31,

	    1993   	    1992   	    1993   	    1992
Net sales	$44,539,000	$38,189,000	$86,671,000	$78,895,000
Costs and expenses:
  Cost of sales	 32,281,000	 27,650,000	 63,134,000	 57,024,000
  Selling, general and
    administrative expenses	  9,950,000	  9,137,000	 19,714,000	 18,779,000
  Interest (income) expense, net	   (118,000)	    (14,000)	   (542,000)	   (328,000)
Income before income taxes and a
  change in accounting principle	  2,426,000	  1,416,000	  4,365,000	  3,420,000
Provision for income taxes	    900,000	    520,000	  1,640,000	  1,290,000
Income before a change in
  accounting principle	  1,526,000	    896,000	  2,725,000	  2,130,000
Cumulative effect on prior years
  of a change in accounting for
  income taxes	     -     	     -     	  1,430,000	     -

Net income	$ 1,526,000	$   896,000	$ 4,155,000	$ 2,130,000
	___________	___________	___________	___________
	___________	___________	___________	___________


Per common share:
  Earnings before cumulative
    effect of a change in
    accounting principle	     $.36	     $.21	     $.64	     $.50
  Cumulative effect on prior
    years of a change in
    accounting for income taxes	       - 	       - 	      .34	       -

Earnings per common share	     $.36	     $.21	     $.98	     $.50
	     ____	     ____	     ____	     ____
	     ____	     ____	     ____	     ____



Cash dividends per common share	     $.25	     $.25	     $.50	     $.50

Weighted average number of
  common shares outstanding	  4,226,878	  4,218,948	  4,224,414	  4,218,766

See accompanying notes to consolidated financial statements.

		                        Unaudited

                      INTERNATIONAL ALUMINUM CORPORATION
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

			    Six Months Ended
			       December 31,

			   1993    	    1992
Cash flows from operating activities:
	Net income	$ 4,155,000	$ 2,130,000
	Adjustments for noncash transactions:
	  Depreciation and amortization	  2,267,000		  2,408,000
	  Change in deferred income taxes	 (1,161,000)		      -
	Changes in assets and liabilities:
	  Receivables	 (1,365,000)		  2,753,000
	  Inventories	  1,049,000		  1,235,000
	  Prepaid expenses and other	 (1,368,000)		   (160,000)
	  Accounts payable	   (759,000)		   (602,000)
	  Accrued liabilities and other	   (468,000)		    337,000
	  Income taxes payable	    305,000	   (466,000)

	  Net cash provided by operating activities	  2,655,000	  7,635,000

Cash flows from investing activities:
	Capital expenditures	 (2,045,000)		 (2,140,000)
	Proceeds from sales of capital assets	     44,000	    305,000

	  Net cash used in investing activities	 (2,001,000)	 (1,835,000)

Cash flows from financing activities:
	Repayment of long-term debt	   (144,000)		   (422,000)
	Exercise of stock options	     92,000		      9,000
	Dividends paid to shareholders	 (2,113,000)	 (2,110,000)

	  Net cash used in financing activities	 (2,165,000)	 (2,523,000)

Effect of exchange rate changes on cash	      3,000	   (106,000)

Net change in cash and short-term investments	 (1,508,000)		  3,171,000

Cash and short-term investments at beginning
  of period	 19,254,000	 17,251,000

Cash and short-term investments at end of period	$17,746,000	$20,422,000
			___________	___________
			___________	___________

See accompanying notes to consolidated financial statements.

			                           Unaudited

                      INTERNATIONAL ALUMINUM CORPORATION
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Basis of Presentation

	In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (including normal recurring accruals) necessary to present fairly its financial position as of December 31, 1993 and June 30, 1993, and the results of operations for the three and six month
periods ended December 31, 1993 and 1992, and the cash flows for the six month periods ended December 31, 1993 and 1992.

	The results of operations for the three and six month periods ended December 31, 1993 and 1992 are not necessarily indicative of the results to be expected for the full year.

	The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report on Form 10-K.


Cumulative Effect On Prior Years Of A Change In Accounting Principle

	In July 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (FAS 109), Accounting for Income Taxes. The adoption of
FAS 109 changes the Company's method of accounting for income taxes from the deferred method to an asset and liability approach. Previously, the Company deferred the past tax effects of timing differences between financial reporting and taxable income. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future consequences of temporary differences between the carrying amounts for financial reporting purposes and the tax bases of other assets and liabilities. As of July 1, 1993, the Company recorded a tax credit of $1,430,000 or $.34 per share, which represents the net decrease to the deferred tax liability as of that date. This amount has been reflected in current year net income as the cumulative effect of a change in accounting principle.

                           Unaudited

                      INTERNATIONAL ALUMINUM CORPORATION
                               AND SUBSIDIARIES

          Management's Discussion and Analysis of Financial Condition
                           and Results of Operations




Significant Changes in Results of Operations:

	Net sales increased by $6,350,000 or 16.6% for the quarter ended December 31, 1993 and by $7,776,000 or 9.9% for the six months then ended when compared with the 1992 periods. These sales include significant increases posted
by the Aluminum Extrusion Group, up $2,382,000 or 37.8% for the quarter and $3,039,000 or 21.4% for the six months; the Glass Products Group, up $1,572,000 or 47.3% for the quarter and $2,074,000 or 30.5% for the six months; and by the Commercial Products Group, up $1,528,000 or 9.9% for the quarter and by $1,253,000 or 3.9% for the six months.

	Cost of sales as a percentage of net sales increased by 0.1% for the quarter ended December 31, 1993 and by 0.5% for the six months then ended when compared with the 1992 periods.  These small increases are the net of two opposing factors.  Production costs increased significantly at the two California aluminum
residential products facilities as a result of plant reorganizations necessitated
by the introduction of a new line of more energy efficient products required to meet stringent energy standards mandated by the California Energy Commission.
These increases were offset by decreases in production costs in each of the other
product lines due to efficiencies attained from increases in volume.

	Selling, general and administrative expenses increased by $813,000 or 8.9% for the quarter and by $935,000 or 5.0% for the six month period. The increases
primarily relate to additional distribution costs associated with the increased volumes of business.

	The increase in net interest income for the six month period relates primarily to increased rates of return realized on investable funds.

	The effective tax rate for the six months ended December 31, 1993 was 37.6%
whereas the comparable period of fiscal year 1993 was 37.7%.

                           Unaudited

Liquidity and Capital Resources:

	Working capital decreased to $61,427,000 during the six months ended December 31, 1993, which represents a decrease of $20,000 from June 30, 1993. The ratio of current assets to current liabilities is currently 4.8 as compared to 4.6 as of the beginning of the year. The Company's projected capital expenditures and related financing remain unchanged from those described in the June 30, 1993 annual report. The Company's line of credit remains unchanged from those noted in the June 30, 1993 annual report to shareholders.

PART II.  OTHER INFORMATION


Item 4(c).  Submission of Matters to a Vote of Security Holders

	On October 28, 1993, the Company held its 1993 Annual Shareholders Meeting.
Shareholders voted proxies representing 3,616,989 shares which was 85.7% of the
4,222,463 shares outstanding on the record date.  The proposed slate of officers were elected with 3,571,046 shares and the selected independent accountants were ratified with 3,612,389 shares.

                      INTERNATIONAL ALUMINUM CORPORATION
                               AND SUBSIDIARIES

                                  Signatures




	   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

				    International Aluminum Corporation
				                (Registrant)




Date     February 10, 1994    	             DAVID C. TREINEN
				             David C. Treinen
				        (Vice President - Finance)
				      (Principal Financial Officer)




Date     February 10, 1994    	           MITCHELL K. FOGELMAN
				           Mitchell K. Fogelman
				   (Assistant Vice President - Finance
				              and Controller)
				      (Principal Accounting Officer)