Form 10-Q
period 1994-03-31
INTERNATIONAL ALUMINUM CORP
filed 1994-05-10
CIK 51103

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



                                 FORM 10-Q



                  QUARTERLY REPORT PURSUANT TO SECTION 13
                  OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended March 31, 1994                   Commission File Number 1-7256



                       INTERNATIONAL ALUMINUM CORPORATION
           (Exact name of registrant as specified in its charter)



       California                                              95-2385235
(State of incorporation)                                  (I.R.S. Employer No.)



767 Monterey Pass Road, Monterey Park, California  91754         (213) 264-1670
    (Address of principal executive offices)                    (Telephone No.)



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



Indicate the number of shares outstanding of each of the classes of common stock
.

           Class                                      Outstanding at May 2, 1994
Common Stock $1.00 Par Value                                  4,230,615








                              Page 1 of 10 Pages

                       INTERNATIONAL ALUMINUM CORPORATION
                                AND SUBSIDIARIES

                                     INDEX





                                                                     Page Nos.


PART I  Financial Information

     Consolidated Balance Sheets -
       March 31, 1994 and June 30, 1993                                  3

     Consolidated Statements of Income -
       three and nine month periods
       ended March 31, 1994 and 1993                                     5

     Consolidated Statements of Cash Flows -
       nine months ended March 31, 1994
       and 1993                                                          6

     Notes to Consolidated Financial Statements                          7

     Management's Discussion and Analysis of
       Financial Condition and Results of
       Operations                                                        8

     Signatures                                                         10



                                   PART I

                     INTERNATIONAL ALUMINUM CORPORATION
                              AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS



                                                   Unaudited         Audited
Assets                                          March 31, 1994    June 30, 1993
Current assets:

     Cash                                        $  5,730,000     $  4,847,000
     Short-term investments                        10,926,000       14,407,000
     Accounts receivable, net                      31,659,000       29,620,000
     Unbilled receivables                           1,137,000        1,441,000
     Inventories:
          Raw materials                            19,922,000       18,424,000
          Work-in-process                           2,622,000        3,374,000
          Finished goods                            5,121,000        4,144,000
     Prepaid expenses                               2,082,000        1,529,000
     Future income tax benefits                       909,000          827,000

             Total current assets                  80,108,000       78,613,000
                                                 ____________     ____________

Property, plant and equipment, at cost             86,341,000       84,569,000
Less - Accumulated depreciation                   (46,833,000)     (44,528,000)

                                                   39,508,000       40,041,000
                                                 ____________     ____________

Other assets:

     Costs in excess of net assets of
       purchased businesses                         5,005,000        5,105,000
     Other                                          1,158,000          179,000

                                                    6,163,000        5,284,000
                                                 ____________     ____________

                                                 $125,779,000     $123,938,000
                                                 ____________     ____________
                                                 ____________     ____________


See accompanying notes to consolidated financial statements.



                     INTERNATIONAL ALUMINUM CORPORATION
                              AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS



                                                   Unaudited         Audited
Liabilities and Shareholders' Equity            March 31, 1994    June 30, 1993
Current liabilities:

     Accounts payable                            $  8,695,000     $  7,860,000
     Accrued liabilities                            8,248,000        8,720,000
     Current portion of long-term debt                562,000          422,000
     Income taxes payable                             817,000          164,000

             Total current liabilities             18,322,000       17,166,000
                                                 ____________     ____________

Long-term debt                                      1,242,000        1,665,000
                                                 ____________     ____________

Other liabilities:

     Deferred income taxes                          4,747,000        5,827,000
     Other                                            309,000          333,000

                                                    5,056,000        6,160,000
                                                 ____________     ____________

Shareholders' equity                              101,159,000       98,947,000
                                                 ____________     ____________

                                                 $125,779,000     $123,938,000
                                                 ____________     ____________
                                                 ____________     ____________


See accompanying notes to consolidated financial statements.

  Unaudited


                       INTERNATIONAL ALUMINUM CORPORATION
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                      Three Months Ended           Nine Months Ended
                                           March 31,                    March 31,

                                       1994          1993          1994           1993
Net sales                          $40,426,000   $33,642,000   $127,097,000   $112,537,000
Costs and expenses:
  Cost of sales                     27,857,000    24,537,000     90,991,000     81,561,000
  Selling, general and
    administrative expenses          9,741,000    10,103,000     29,455,000     28,882,000
  Interest (income) expense, net       360,000      (632,000)      (182,000)      (960,000)
Income before income taxes and a
  change in accounting principle     2,468,000      (366,000)     6,833,000      3,054,000
Provision for income taxes             940,000      (240,000)     2,580,000      1,050,000
Income before a change in
  accounting principle               1,528,000      (126,000)     4,253,000      2,004,000
Cumulative effect on prior years
  of a change in accounting for
  income taxes                          -             -           1,430,000         -

Net income                         $ 1,528,000   $  (126,000)  $  5,683,000   $  2,004,000
                                   ___________   ___________   ____________   ____________
                                   ___________   ___________   ____________   ____________



Per common share:
  Earnings before cumulative
    effect of a change in
    accounting principle                  $.36         $(.03)         $1.00           $.47
  Cumulative effect on prior
    years of a change in
    accounting for income taxes             -             -             .34             -

Earnings per common share                 $.36         $(.03)         $1.34           $.47
                                          ____         _____          _____           ____
                                          ____         _____          _____           ____




Cash dividends per common share           $.25          $.25           $.75           $.75

Weighted average number of
  common shares outstanding          4,227,920     4,219,623      4,225,552      4,219,083


See accompanying notes to consolidated financial statements.

                                                                     Unaudited


                     INTERNATIONAL ALUMINUM CORPORATION
                              AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Nine Months Ended
                                                             March 31,

                                                         1994          1993
Cash flows from operating activities:
  Net income                                         $ 5,683,000   $ 2,004,000
  Adjustments for noncash transactions:
    Depreciation and amortization                      3,401,000     3,642,000
    Change in deferred income taxes                   (1,162,000)        -
  Changes in assets and liabilities:
    Receivables                                       (2,060,000)    5,104,000
    Inventories                                       (1,818,000)   (1,299,000)
    Prepaid expenses and other                        (1,535,000)     (372,000)
    Accounts payable                                     943,000      (135,000)
    Accrued liabilities and other                       (417,000)    1,151,000
    Income taxes payable                                 629,000      (469,000)

    Net cash provided by operating activities          3,664,000     9,626,000

Cash flows from investing activities:
  Capital expenditures                                (3,054,000)   (2,778,000)
  Proceeds from sales of capital assets                  112,000       422,000

    Net cash used in investing activities             (2,942,000)   (2,356,000)

Cash flows from financing activities:
  Repayment of long-term debt                           (283,000)     (422,000)
  Exercise of stock options                              133,000        18,000
  Dividends paid to shareholders                      (3,171,000)   (3,165,000)

    Net cash used in financing activities             (3,321,000)   (3,569,000)

Effect of exchange rate changes on cash                    1,000      (112,000)

Net change in cash and short-term investments         (2,598,000)    3,589,000

Cash and short-term investments at beginning
  of period                                           19,254,000    17,251,000

Cash and short-term investments at end of period     $16,656,000   $20,840,000
                                                     ___________   ___________
                                                     ___________   ___________


See accompanying notes to consolidated financial statements.

                                                                  Unaudited



                   INTERNATIONAL ALUMINUM CORPORATION
                            AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Basis of Presentation

  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (including normal recurring accruals) necessary to present fairly its financial position as of March 31, 1994 and June 30, 1993, and the results of operations for the three and nine month periods ended March 31, 1994 and 1993, and the cash flows for the nine month periods ended March 31, 1994 and 1993.

  The results of operations for the three and nine month periods ended March 31, 1994 and 1993 are not necessarily indicative of the results to be expected for the full year.

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

                                                                  Unaudited



                   INTERNATIONAL ALUMINUM CORPORATION
                            AND SUBSIDIARIES

       Management's Discussion and Analysis of Financial Condition
                        and Results of Operations




Significant Changes in Results of Operations:

  Net sales increased by $6,784,000 or 20.2% for the quarter ended March 31, 1994 and by $14,560,000 or 12.9% for the nine months then ended when compared with the 1993 periods. These sales are the net result of domestic sales increases of $7,672,000 or 24.7% for the quarter and $15,873,000 or 15.5% for the nine month period which were offset by foreign sales decreases of $888,000 or 34.5% for the quarter and by $1,313,000 or 13.1% for the nine month period.

  The net sales include significant increases posted by the Aluminum Extrusion Group, up $3,499,000 or 53.5% for the quarter and $6,538,000 or 31.6% for the nine months; the Commercial Products Group, up $1,887,000 or 13.9% for the quarter and $3,139,000 or 6.9% for the nine months; and by the Glass Products Group, up $620,000 or 17.4% for the quarter and by $2,694,000 or 26.0% for the nine months.

  Cost of sales as a percentage of net sales decreased by 4.0% for the quarter ended March 31, 1994 and by 0.9% for the nine months then ended when compared with the 1993 periods. These decreases relate to proportional decreases in production costs in each of the product lines due to efficiencies attained from increases in volume. These decreases were offset during the first six months of the fiscal year by increases in production costs at the two California aluminum residential products facilities as a result of plant reorganizations necessitated by the introduction of a new line of more energy efficient products required to meet stringent energy standards mandated by the California Energy Commission.

  Selling, general and administrative expenses decreased by $362,000 or 3.6% for the quarter and increased by $573,000 or 2.0% for the nine month period. These expenses have risen primarily related to additional distribution costs associated with the increased volumes of business. The increase for the quarter was offset by a positive net adjustment to current and prior years workers' compensation insurance costs.

  The decreases in net interest income for the three and nine month periods relate to significant decreases in the market values of interest rate sensitive securities during the quarter ended March 31, 1994.

  The effective tax rate for the nine months ended March 31, 1994 was 37.8% whereas the comparable period of fiscal year 1993 was 34.4%.

                                                                  Unaudited



Liquidity and Capital Resources:

  Working capital increased to $61,786,000 during the nine months ended March 31, 1994, which represents an increase of $339,000 from June 30, 1993. The ratio of current assets to current liabilities is currently 4.4 as compared to 4.6 as of the beginning of the year. The Company's projected capital expenditures and related financing remain unchanged from those described in the June 30, 1993 annual report. The Company's line of credit remains unchanged from that noted in the June 30, 1993 annual report to shareholders.

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

                                             International Aluminum Corporation
                                                         (Registrant)




Date     May 10, 1994                                 DAVID C. TREINEN
                                                      David C. Treinen
                                                  Vice President - Finance
                                               (Principal Financial Officer)




Date     May 10, 1994                               MITCHELL K. FOGELMAN
                                                    Mitchell K. Fogelman
                                             Assistant Vice President - Finance
                                                      and Controller
                                               (Principal Accounting Officer)