Form 10-K
period 1994-06-30
INTERNATIONAL ALUMINUM CORP
filed 1994-09-26
CIK 51103

=================================================================
=============

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-K

                   ANNUAL REPORT PURSUANT TO SECTION 13
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1994           Commission File
Number 1-7256

                    INTERNATIONAL ALUMINUM CORPORATION
          (Exact name of Registrant as specified in its charter)


     California                                        95-2385235

(State of incorporation)                 (I.R.S. Employer
Identification No.)


767 Monterey Pass Road, Monterey Park, California 91754
(213) 264-1670
         (Address of principal executive office
(Telephone Number)



Securities registered pursuant to Section 12(b) of the Act:

        Title of Each Class          Name of Each Exchange on
Which Registered

        Common Stock ($1.00 Par Value)         New York Stock
Exchange, Inc.
                                                Pacific Stock
Exchange, Inc.


Securities registered pursuant to Section 12(g) of the Act:  None



Indicate by check mark whether the Registrant (1) has filed all reports required
to be filed by Section 13 of the Securities Exchange Act of 1934 during the
preceding 12 months and (2) has been subject to such filing
requirements for
the past 90 days.  Yes  X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item
405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

At September 7, 1994 there were 4,234,762 shares of Registrant's
Common Stock
outstanding. The aggregate market value of shares held by non-affiliates was
$64,258,369 based on the Composite Tape closing price on that date.


                    DOCUMENTS INCORPORATED BY REFERENCE

1. Registrant's Annual Report to Shareholders for the fiscal year ended
   June 30, 1994, pages 4 through 16, are incorporated by reference into
   Parts I and II.

2. Registrant's Proxy Statement dated September 22, 1994 for the
Annual
   Meeting of Shareholders to be held on October 27, 1994 is incorporated by reference, other than the performance graph and Compensation
Committee
   Report, into Part III.

=================================================================
===

                       PART I


  ITEM 1.  BUSINESS

  a. GENERAL DEVELOPMENT OF BUSINESS

       International Aluminum Corporation is an integrated manufacturer and supplier of a broad line of quality aluminum, wood, vinyl and glass products.
  The Company was incorporated in California in 1963 as successor to an aluminum fabricating business begun in 1957 and maintains its executive offices at 767
  Monterey Pass Road, Monterey Park, California 91754.  The
Company's telephone
  number is (213) 264-1670. Reference to the "Registrant", "International
  Aluminum Corporation" or the "Company" includes International
Aluminum
  Corporation and its subsidiaries unless the context indicates otherwise.

  b. INDUSTRY SEGMENTS, LINES OF BUSINESS AND CLASSES OF PRODUCTS

       This information is included on pages 4 and 13 respectively, of the
  Registrant's 1994 Annual Report to Shareholders and is hereby incorporated by reference.

  c. NARRATIVE DESCRIPTION OF BUSINESS

  Processes and Products

    Building Products

      Residential. Residential products are fabricated from aluminum, wood and vinyl into a broad line of sliding windows, single hung windows, double hung windows, casement windows, garden windows, bay and bow windows, special configuration windows, louvre windows, storm sash, patio doors, tub enclosures, shower doors, wardrobe mirror doors and related products.
  These products are used in new residential construction and in remodeling, home improvement and replacement.

      Commercial. Commercial products are fabricated from aluminum into curtain walls, window walls, storefront framing, commercial windows, entrance doors and frames, interior doors and frames and interior wall systems. These products are utilized in varying combinations to produce systems used for office and commercial construction, remodeling and tenant improvement applications.

      Aluminum Extrusions. In the extrusion process, heated aluminum billets are hydraulically forced through steel dies to produce a piece of metal of the desired length and cross-section shape. The extrusions are then cut and, when requested, anodized or painted in a variety of finishes in the Company's anodizing and painting departments.

      The Company currently has five extrusion presses at its Alhambra,
  California plant and three presses at its plant in Waxahachie, Texas.

      Aluminum extrusions produced by the Company are used in fabricating substantially all of its other aluminum products. In addition, during fiscal
  1994 approximately 52% of the extrusions produced were sold to users in its own or other industries, including manufacturers of fixtures, electronic equipment, fitness products, sailboats, skylights and truck bodies. The
  Company furnishes design services to assist its customers in developing or better utilizing custom extrusions.

  Glass Products

      This product group shapes, bends, bevels, etches, polishes and tempers bulk flat glass. The fabricated glass is primarily utilized in the Company's glass furniture lines and in its line of modular store display systems.
  Glass is also processed to customer specifications for incorporation into their end products, which include residential, patio and office furniture, truck and recreational vehicle windows, light fixtures and appliances.

  Sales and Distribution

      The Company markets its residential and commercial building products primarily to independent dealers and distributors, with whom the Company has no long-term contracts. Aluminum extrusions are marketed principally by direct sales to other manufacturers, some of which produce aluminum products of the Company's design. The Company's glass products are marketed to manufacturers, distributors and retailers.

      Each of the Company's subsidiaries has its own administrative and sales organizations. Sales are made largely in the United States, Europe and
  Mexico.

      No customer accounted for more than 3% of net sales in 1994, and no material part of the business is dependent upon a single customer or a few customers, the loss of any one or more of whom would have a materially adverse effect on the business of the Company. The Company does business on a current basis and has no significant backlog of unfilled firm orders.

  Materials

      The Company purchases its aluminum ingot requirements from primary aluminum producers or spot metal brokers. Although increased worldwide demand produces periods of tight supply of aluminum ingot and scrap, the
  Company has had satisfactory experience to date in obtaining sufficient raw materials to meet its requirements and does not anticipate material shortages which would significantly hamper its operations.

      Bulk glass is purchased from domestic glass manufacturers.
The Company
  has had satisfactory experience to date in obtaining sufficient glass to meet its requirements.

      The Company produces the aluminum extrusions used in the products it manufactures and sells. Wood, vinyl, hardware, fasteners and screening are purchased from outside sources.

  Seasonality

      Sales of products designed for residential and commercial applications are subject to cyclical swings in new construction and seasonal fluctuations due to reduced construction activity in some marketing areas during the winter months (second and third quarters).

  Working Capital

      To maintain an adequate supply of aluminum to meet customer delivery requirements and to assure itself of a continuous allotment of materials from its suppliers, the Company at times carries a significant inventory of aluminum ingot. Depending on price and availability, bulk quantities of ingot are purchased from either primary aluminum producers or from spot metal brokers.

      The Company does not believe there are any abnormal working capital requirements associated with any of its product groups as merchandise is normally produced for specific customer orders or shipped from inventory and as a general practice extended payment terms are not granted to customers.

  Patents

      The Company has no material patents, either issued or pending, and is not a party to any significant licensing agreements.

  Competition and Risk

      The business of International Aluminum is highly competitive. Competition in all product lines is on the basis of price, service and product quality.
  The manner and extent of such competition depends on the product being marketed and the relevant marketing area. In selling its residential products to dealers and distributors, the Company faces competition primarily from numerous fabricators. The Company's major competitors in selling commercial products and aluminum extrusions are substantially larger, more diversified and have greater resources than the Company.

      The Company anticipates that expansion of its product lines may result in its competing with certain of its present customers. While the Company cannot accurately predict the effect, if any, that such development will have on its business, the Company anticipates no material adverse effect.

      Since a substantial portion of the Company's business is connected with residential and commercial building construction, any significant decrease in new or remodeling construction could adversely affect revenues.
  Experience has shown that high interest rates for construction financing and residential mortgage and home improvement loans may adversely affect revenues.

  Environmental Controls

      The Company's domestic aluminum extrusion, anodizing, painting and manufacturing facilities are subject to water and air pollution control standards mandated by federal, state and local law. While the Company anticipates no material capital expenditures to meet established environmental quality control standards, there can be no assurance that more stringent standards will not be established which might require such expenditures.

  Employees

      As of June 30, 1994, the Company had approximately 1,900 full-time employees.

  d.    FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC
OPERATIONS

      The information concerning sales, net income and identifiable assets of foreign and domestic operations for fiscal years 1994, 1993 and 1992 is set forth in Note 10 to the consolidated financial statements included on page
  13 of the Company's 1994 Annual Report incorporated herein by reference.


  ITEM 2.  PROPERTIES

      The following table sets forth information concerning the
location,
  size and use of the Company's present facilities:
                                    Square
            Location               Feet (1)                   Use

  Building Products:
    Alhambra, California            214,000      Aluminum
extrusions, foundry,
                                                    anodizing and
painting
    Waxahachie, Texas               206,000      Aluminum
extrusions, foundry,
                                                    anodizing and
painting
    South Gate, California          189,000      Residential
products
    Hayward, California             103,000      Residential
products
    Phoenix, Arizona                 57,000      Residential
products
    Riverside, California            40,000(L)   Residential
products
    Vernon, California              134,000      Commercial
products
    Bedford Park, Illinois           81,000      Commercial
products
    Waxahachie, Texas               134,000      Commercial
products
    Denver, Colorado                 16,000(L)   Commercial
Products
    Rock Hill, South Carolina        74,000(E)   Commercial
products
    Bridgeport, New Jersey           81,000      Commercial
products
    Houston, Texas                   57,000      Commercial
products
    Dallas, Texas                    15,000      Commercial
products
    Waxahachie, Texas                60,000      Commercial
products
    Amsterdam, the Netherlands      165,000      Commercial and
residential
                                                    products

  Glass Products:
    South Gate, California           86,000(L)   Glass
fabrication and tempering
    Rock Hill, South Carolina        84,000(E)   Glass
fabrication and tempering

  Administration:
    Monterey Park, California        19,000(L)   Executive
offices

  ______________________

  (1)  Includes manufacturing, warehouse and office space;
excludes construction
  in process, parking and yard storage space.

  (E)  Indicates encumberment of real property.

  (L)  Indicates leased premises.


       Of the 1,815,000 square feet exhibited above, 1,654,000 square feet are owned by the Company. The balance of 161,000 square feet is leased under agreements expiring at various dates. The Company believes that its facilities are adequate for anticipated levels of operations.

  ITEM 3.  LEGAL PROCEEDINGS

       The Company has litigation pending, both offensive and defensive, arising from the conduct of its business, none of which are expected to have any material effect on the Company's financial position.

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters have been submitted to a vote of security holders which are required to be reported under the instructions to this item.

                                PART II

  ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
STOCK
           HOLDER MATTERS

       The market and dividend information is included on pages
14 and 16 of the
  Company's 1994 Annual Report to Shareholders and is incorporated herein by reference.

            There are no restrictions of future cash dividends.

       There were approximately 600 shareholders of record of the Company's common stock at June 30, 1994.

  ITEM 6.  SELECTED FINANCIAL DATA

       Selected financial data pertaining to the Company for the last five years is set forth on page 4 of the Company's 1994 Annual Report to Shareholders and
  is incorporated herein by reference.

  ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION
           AND RESULTS OF OPERATIONS

       This information is set forth on pages 4 and 5 of the Company's 1994
  Annual Report to Shareholders and is incorporated herein by reference.

  ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            See Part IV, Item 14.

  ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       There have been no disagreements which are required to be reported under the instructions to this item.


                               PART III

       The information required under Part III is contained in the Company's
  Proxy Statement for the Annual Meeting of Shareholders to be held
  October 27, 1994, which information is incorporated herein by reference.

                              PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
FORM 8-K


      Page
(a)  1.  Financial Statements
           Consolidated Financial Statements (See Note):
             Balance sheets - June 30, 1994 and 1993
             Statements for the three years ended June 30, 1994 -
               Income
               Shareholders' equity
               Cash flows
             Notes to consolidated financial statements

     2.  Financial Statement Schedules
           Report of Independent Accountants on Financial
             Statement Schedules
       F-1
           Schedules for the three years ended June 30, 1994 -
                V  Property, plant and equipment
       F-2
               VI  Accumulated depreciation of property, plant
                      and equipment
       F-3
             VIII  Valuation and qualifying accounts
       F-4
                X  Supplementary income statement information
       F-5

     3.  Exhibits

3. Articles of incorporation and by-laws. This information is set forth as
Exhibits 2.2 and 2.3 to the September 9, 1977 Registration
Statement on Form
S-7, and was amended by Proxy Statements dated September 26, 1978 and
September 21, 1988 furnished to shareholders in connection with the related
Annual Meeting of Shareholders held on October 26, 1978 and
October 27, 1988,
respectively. These documents were filed by the Registrant with the
Securities and Exchange Commission and are incorporated herein by reference.

4. Instruments defining the rights of security holders, including indentures.
This information is set forth on page 10 of the August 1, 1968
Registration
Statement on Form S-1, as amended, filed by the Registrant with the
Securities and Exchange Commission and is incorporated herein by reference.

13. Annual report to security holders, Form 10-Q or quarterly report to security holders.

22.  Subsidiaries of the registrant.

(b) No reports on Form 8-K were required to be filed during the last quarter of
1994.


NOTE: The consolidated statements referred to above are included in the 1994
       Annual Report to Shareholders and are incorporated herein by reference.
       No section of the Annual Report to Shareholders other than pages 4 through 16 is deemed to be filed with the Commission.

                           SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                             INTERNATIONAL
ALUMINUM CORPORATION

Date:  September 20, 1994                    By:       DAVID C.
TREINEN
                                                       David C.
Treinen
                                              Vice
President-Finance; Secretary
                                                 and Chief
Financial Officer


   Pursuant to the requirements of the Securities Exchange Act of
1934, this
report has been signed below by the following persons on behalf of the
Registrant and in the capacities and on the dates indicated.
       Signature                             Title
             Date


CORNELIUS C. VANDERSTAR           Chairman of the Board and
      September 20, 1994
Cornelius C. Vanderstar             Chief Executive Officer


JOHN P. CUNNINGHAM                Director, President and
      September 20, 1994
John P. Cunningham                  Chief Operating Officer


HUGH E. CURRAN                    Director and Vice President-
      September 20, 1994
Hugh E. Curran                      Sales


DAVID C. TREINEN                  Director and Vice President-
      September 20, 1994
David C. Treinen                    Finance; Secretary and
                                    Chief Financial Officer

MITCHELL K. FOGELMAN              Asst. Vice President-Finance;
      September 20, 1994
Mitchell K. Fogelman                Controller and Chief
                                    Accounting Officer

JOEL F. McINTYRE                  Director
      September 20, 1994
Joel F. McIntyre


ALEXANDER VAN DE POL              Director
      September 20, 1994
Alexander van de Pol


DONALD J. WILLFONG                Director
      September 20, 1994
Donald J. Willfong

  REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT
SCHEDULES



  To the Board of Directors of
  International Aluminum Corporation


  Our audits of the consolidated financial statements referred to in our report dated August 17, 1994 appearing on page 15 of the 1994 Annual
Report to
  Shareholders of International Aluminum Corporation (which report and consolidated financial statements are incorporated by reference in this
  Annual Report on Form 10-K) also included an audit of the Financial
  Statement Schedules listed in Item 14(a)2 of this Form 10-K.
In our
  opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.




  PRICE WATERHOUSE LLP


  Los Angeles, California
  August 17, 1994

                     INTERNATIONAL ALUMINUM CORPORATION AND
SUBSIDIARIES

                          SCHEDULE V - PROPERTY, PLANT AND
EQUIPMENT

                            For The Three Years Ended June 30,
1994

                                      Balance at
                                                 Balance at
                                       Beginning      Additions
  Retirements                    Translation         End
            Classification              of Year        at Cost
   and Sales      Transfers      Adjustment        of Year
     Year ended June 30, 1994
       Land                           $ 6,925,000     $  340,000
  $    -          $    -         $  (13,000)     $ 7,252,000

       Buildings and improvements      27,766,000         83,000
      10,000         214,000       (138,000)      27,915,000

       Machinery and equipment         49,878,000      3,652,000
     925,000         270,000       (121,000)      52,754,000

       Construction in process              -            484,000
       -            (484,000)         -                -
                                      $84,569,000     $4,559,000
  $  935,000      $    -         $ (272,000)     $87,921,000


     Year ended June 30, 1993
       Land                           $ 6,919,000     $    -
  $    -          $    -         $    6,000      $ 6,925,000

       Buildings and improvements      27,096,000        133,000
       -             469,000         68,000       27,766,000

       Machinery and equipment         48,523,000      2,851,000
   1,584,000          29,000         59,000       49,878,000

       Construction in process             25,000        495,000
      15,000        (498,000)        (7,000)           -
                                      $82,563,000     $3,479,000
  $1,599,000      $    -         $  126,000      $84,569,000


     Year ended June 30, 1992
       Land                           $ 6,945,000     $   92,000
  $  155,000      $    -         $   37,000      $ 6,919,000

       Buildings and improvements      26,468,000         48,000
       -             288,000        292,000       27,096,000

       Machinery and equipment         47,004,000      1,542,000
   1,143,000         863,000        257,000       48,523,000

       Construction in process            618,000        558,000
       -          (1,151,000)         -               25,000
                                      $81,035,000     $2,240,000
  $1,298,000      $    -         $  586,000      $82,563,000
          /TABLE

                      INTERNATIONAL ALUMINUM CORPORATION AND
SUBSIDIARIES

                    SCHEDULE VI - ACCUMULATED DEPRECIATION AND
AMORTIZATION
                                      OF PROPERTY, PLANT AND
EQUIPMENT

                            For The Three Years Ended June 30,
1994

                                         Balance at
Additions                                       Balance at
                                          Beginning      Charged
to     Retirements     Translation         End
            Classification                 of Year       Income
(1)      and Sales      Adjustment        of Year
     Year ended June 30, 1994
       Buildings and improvements        $ 9,840,000     $
754,000     $    1,000      $  (93,000)     $10,500,000

       Machinery and equipment            34,688,000
3,809,000        764,000        (100,000)      37,633,000
                                         $44,528,000
$4,563,000     $  765,000      $ (193,000)     $48,133,000



     Year ended June 30, 1993
       Buildings and improvements        $ 9,020,000     $
780,000     $    -          $   40,000      $ 9,840,000

       Machinery and equipment            32,229,000
3,694,000      1,283,000          48,000       34,688,000
                                         $41,249,000
$4,474,000     $1,283,000      $   88,000      $44,528,000



     Year ended June 30, 1992
       Buildings and improvements        $ 8,035,000     $
795,000     $    -          $  190,000      $ 9,020,000

       Machinery and equipment            29,046,000
3,861,000        886,000         208,000       32,229,000
                                         $37,081,000
$4,656,000     $  886,000      $  398,000      $41,249,000


     ____________________________

     (1) The annual provisions for depreciation have been computed using estimated useful lives as follows:

                  Buildings and improvements ...................
20-40 years
                  Machinery and equipment ......................
3-16 years

            INTERNATIONAL ALUMINUM CORPORATION AND SUBSIDIARIES

             SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS

                  For The Three Years Ended June 30, 1994


                                   Balance at    Amounts
Amounts    Balance at
                                   Beginning     Charged
Written       End
          Description               of Year     to Income
Off       of Year

Reserves for doubtful accounts -

    1994                             $673,000    $647,000
$505,000    $815,000

    1993                              669,000     766,000
762,000     673,000

    1992                              723,000     619,000
673,000     669,000



            INTERNATIONAL ALUMINUM CORPORATION AND SUBSIDIARIES

          SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION

                  For The Three Years Ended June 30, 1994


       Description                             1994
1993           1992

Maintenance and repairs                     $4,992,000
$4,333,000     $4,578,000

Depreciation of property,
  plant and equipment                        4,563,000
4,474,000      4,656,000

Taxes other than income -
  Payroll                                    5,474,000
5,323,000      5,435,000
  Property and other                         1,571,000
1,554,000      1,548,000


_________________________

Note: Amounts for rents, royalties and advertising costs are not presented as such amounts are less than 1% of total sales and revenues.



                    INTERNATIONAL ALUMINUM CORPORATION
                               SUBSIDIARIES



The following is a list of the significant subsidiaries of the Registrant and the jurisdiction under which each is organized. The Company owns 100 percent of the voting securities of each such subsidiary.
[CAPTION]

Jurisdiction of
              Name of Subsidiary
Organization


International Window Corporation
California
International Extrusion Corporation
California
United States Aluminum Corporation
California
General Window Corporation*
California
International California Glass Corporation
California
United States Aluminum Corporation-Illinois
California
International Window-Arizona, Inc.
California
United States Aluminum Corporation-Texas
Texas
International Extrusion Corporation-Texas
California
United States Aluminum Corporation-Carolina
California
International Carolina Glass Corporation
California
Ragland Manufacturing Company, Inc.
Texas
United States Aluminum Corporation-Northeast
California
Maestro Products, Inc.
California
Eland-Brandt, B.V.
The Netherlands


______________________________________________
* dba International Window-Northern California





















                                Exhibit 22