Form 10-Q
period 1994-09-30
INTERNATIONAL ALUMINUM CORP
filed 1994-11-10
CIK 51103

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549


                                 FORM 10-Q


                  QUARTERLY REPORT PURSUANT TO SECTION 13
                  OF THE SECURITIES EXCHANGE ACT OF 1934



For Quarter Ended September 30, 1994             Commission File Number 1-7256



                    INTERNATIONAL ALUMINUM CORPORATION
          (Exact name of Registrant as specified in its charter)




     California                                                  95-2385235
(State of incorporation)                                  (I.R.S. Employer No.)




767 Monterey Pass Road, Monterey Park, California 91754         (213) 264-1670
          (Address of principal executive office)           (Telephone Number)





Former name, address and fiscal year, if changed since last report:   None




Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the
past 90 days.  Yes  X    No




Indicate the number of shares outstanding of each of the classes of common stock.

          Class                                Outstanding at November 1, 1994
Common Stock $1.00 Par Value                              4,238,020








                              Page 1 of 9 Pages

                       INTERNATIONAL ALUMINUM CORPORATION
                                AND SUBSIDIARIES

                                     INDEX





                                                                     Page Nos.


PART I  Financial Information

     Consolidated Balance Sheets -
       September 30, 1994 and June 30, 1994                              3

     Consolidated Statements of Income -
       three months ended September 30,
       1994 and 1993                                                     5

     Consolidated Statements of Cash Flows -
       three months ended September 30,
       1994 and 1993                                                     6

     Notes to Consolidated Financial Statements                          7

     Management's Discussion and Analysis of
       Financial Condition and Results of
       Operations                                                        8

     Signatures                                                          9



                                   PART I

                     INTERNATIONAL ALUMINUM CORPORATION
                              AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS



                                                   Unaudited         Audited
Assets                                          Sept. 30, 1994    June 30, 1994
Current assets:

     Cash                                        $  3,535,000     $  5,973,000
     Short-term investments                         8,809,000        9,727,000
     Accounts receivable, net                      36,980,000       34,715,000
     Unbilled receivables                             974,000        1,055,000
     Inventories:
          Raw materials                            23,455,000       21,415,000
          Work-in-process                           3,139,000        2,332,000
          Finished goods                            5,326,000        4,994,000
     Prepaid expenses                               2,063,000        1,580,000
     Future income tax benefits                     1,326,000        1,326,000

             Total current assets                  85,607,000       83,117,000
                                                 ____________     ____________

Property, plant and equipment, at cost             88,732,000       87,921,000
Less - Accumulated depreciation                   (49,337,000)     (48,133,000)

                                                   39,395,000       39,788,000
                                                 ____________     ____________

Other assets:

     Costs in excess of net assets of
       purchased businesses                         4,939,000        4,972,000
     Other                                          1,147,000        1,153,000

                                                    6,086,000        6,125,000
                                                 ____________     ____________

                                                 $131,088,000     $129,030,000
                                                 ____________     ____________
                                                 ____________     ____________


See accompanying notes to consolidated financial statements.



                     INTERNATIONAL ALUMINUM CORPORATION
                              AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS



                                                   Unaudited         Audited
Liabilities and Shareholders' Equity            Sept. 30, 1994    June 30, 1994
Current liabilities:

     Accounts payable                            $  8,261,000     $  8,449,000
     Accrued liabilities                            7,499,000        8,877,000
     Current portion of long-term debt                562,000          562,000
     Income taxes payable                           2,728,000        1,777,000

             Total current liabilities             19,050,000       19,665,000
                                                 ____________     ____________

Long-term debt                                        965,000        1,103,000
                                                 ____________     ____________

Other liabilities:

     Deferred income taxes                          4,466,000        4,466,000
     Other                                            374,000          361,000

                                                    4,840,000        4,827,000
                                                 ____________     ____________

Shareholders' equity                              106,233,000      103,435,000
                                                 ____________     ____________

                                                 $131,088,000     $129,030,000
                                                 ____________     ____________
                                                 ____________     ____________


See accompanying notes to consolidated financial statements.

                                                                     Unaudited



                     INTERNATIONAL ALUMINUM CORPORATION
                              AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF INCOME

                                                       Three Months Ended
                                                          September 30,

                                                       1994            1993
Net sales                                          $51,763,000     $42,132,000
Costs and expenses:
  Cost of sales                                     34,934,000      30,853,000
  Selling, general and
    administrative expenses                         10,968,000       9,764,000
  Interest (income) expense, net                       (98,000)       (424,000)
Income before income taxes and a
  change in accounting principle                     5,959,000       1,939,000
Provision for income taxes                           2,350,000         740,000
Income before a change in
  accounting principle                               3,609,000       1,199,000
Cumulative effect on prior years of a
  change in accounting for income taxes                  -           1,430,000

Net income                                         $ 3,609,000     $ 2,629,000
                                                   ___________     ___________
                                                   ___________     ___________



Per common share:
  Earnings before cumulative effect of a
    change in accounting principle                        $.85            $.28
  Cumulative effect on prior years of a
    change in accounting for income taxes                   -              .34

Earnings per common share                                 $.85            $.62
                                                          ____            ____
                                                          ____            ____




Cash dividends per common share                           $.25            $.25

Weighted average number of
  common shares outstanding                          4,233,683       4,222,522


See accompanying notes to consolidated financial statements.

                                                                     Unaudited



                     INTERNATIONAL ALUMINUM CORPORATION
                              AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Three Months Ended
                                                           September 30,

                                                         1994          1993
Cash flows from operating activities:
  Net income                                         $ 3,609,000   $ 2,629,000
  Adjustments for noncash transactions:
    Depreciation and amortization                      1,162,000     1,131,000
    Change in accounting for income taxes                  -        (1,430,000)
  Changes in assets and liabilities:
    Receivables                                       (2,037,000)   (1,646,000)
    Inventories                                       (3,137,000)      315,000
    Prepaid expenses and other                          (467,000)     (516,000)
    Accounts payable                                    (244,000)     (666,000)
    Accrued liabilities and other                     (1,409,000)      208,000
    Income taxes payable                                 953,000       560,000

    Net cash provided (used) by operating activities  (1,570,000)      585,000

Cash flows from investing activities:
  Capital expenditures                                  (671,000)     (714,000)
  Proceeds from sales of capital assets                   21,000        20,000

    Net cash used in investing activities               (650,000)     (694,000)

Cash flows from financing activities:
  Repayment of long-term debt                           (138,000)        -
  Exercise of stock options                               55,000        89,000
  Dividends paid to shareholders                      (1,059,000)   (1,057,000)

    Net cash used in financing activities             (1,142,000)   (  968,000)

Effect of exchange rate changes on cash                    6,000         -

Net change in cash and short-term investments         (3,356,000)   (1,077,000)

Cash and short-term investments at beginning
  of period                                           15,700,000    19,254,000

Cash and short-term investments at end of period     $12,344,000   $18,177,000
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

                                                                  Unaudited



                   INTERNATIONAL ALUMINUM CORPORATION
                            AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Basis of Presentation

  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (including normal recurring accruals) necessary to present fairly its financial position as of September 30, 1994 and June 30, 1994, and the results of operations and cash flows for the three month periods ended September 30, 1994 and 1993.

  The results of operations for the three month periods ended September 30, 1994 and 1993 are not necessarily indicative of the results to be expected for the full year.

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


Cumulative Effect On Prior Years Of A Change In Accounting Principle

  In July 1993, the Company adopted Statement of Financial Accounting Standards No. 109 (FAS 109), Accounting for Income Taxes. The adoption of FAS 109 changes the Company's method of accounting for income taxes from the deferred method to an asset and liability approach. Previously, the Company deferred the past tax effects of timing differences between financial reporting and taxable income. The asset and liability approach requires the recognition of deferred tax liabilities and assets for the expected future consequences of temporary differences between the carrying amounts for financial reporting purposes and the tax bases of other assets and liabilities. As of July 1, 1993, the Company recorded a tax benefit of $1,430,000 or $.34 per share, which represents the net decrease to the deferred tax liability as of that date. This amount has been reflected in prior year net income as the cumulative effect of a change in accounting principle.

                                                                  Unaudited



                   INTERNATIONAL ALUMINUM CORPORATION
                            AND SUBSIDIARIES

       Management's Discussion and Analysis of Financial Condition
                        and Results of Operations




Significant Changes in Results of Operations:

  The increase in net sales for the quarter ended September 30, 1994 of $9,631,000 or 22.9% from the comparable quarter of fiscal year 1994 is comprised of an increase of $10,157,000 or 26.0% in domestic sales and a decrease of $526,000 or 16.9% in foreign sales. The domestic sales include significant increases posted by the Aluminum Extrusion Group, up $4,191,000 or 49.1% and by the Commercial Products Group, up $4,333,000 or 28.8%.

  The cost of sales as a percentage of net sales was 67.5% for the quarter ended September 30, 1994 as opposed to 73.2% for the comparable prior year period. This decrease is primarily attributable to production cost efficiencies in the Aluminum Extrusion Group resulting from significantly increased volume coupled with expanded margins at most of the Company's fabrication facilities associated with increased volume and rising prices.

  Selling, general and administrative expenses for the quarter were $1,204,000 or 12.3% higher than those of the comparable quarter of the prior year. The increase primarily relates to additional selling and distribution costs associated with the increased sales volume.

  The decrease in net interest income for quarter relates to significant decreases in the market values of interest rate sensitive securities during the quarter.

  The effective tax rate for the quarter ended September 30, 1994 was 39.4% whereas the comparable quarter of fiscal year 1994 was 38.2%.



Liquidity and Capital Resources:

  Working capital increased to $66,557,000 during the three months ended September 30, 1994, which represents an increase of $3,105,000 from June 30, 1994. The ratio of current assets to current liabilities is currently 4.5 as compared to 4.2 as of the beginning of the year. The Company's projected capital expenditures for fiscal 1995 have been expanded to $5,000,000 for scheduled expansion of production capacity in addition to the normal annual expenditures for replacement items. The Company anticipates financing these expenditures through internal cash flow and cash reserves. The Company's line of credit remains unchanged from that noted in the June 30, 1994 annual report to shareholders.

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

                                         International Aluminum Corporation
                                                     (Registrant)




Date     November 10, 1994                        DAVID C. TREINEN
                                                  David C. Treinen
                                              Vice President - Finance
                                           (Principal Financial Officer)




Date     November 10, 1994                      MITCHELL K. FOGELMAN
                                                Mitchell K. Fogelman
                                         Assistant Vice President - Finance
                                                   and Controller
                                           (Principal Accounting Officer)