Form 10-K/A
period 1994-06-30
INTERNATIONAL ALUMINUM CORP
filed 1994-12-15
CIK 51103

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-K/A

         AMENDMENT TO ANNUAL REPORT FILED PURSUANT TO SECTION 13
                 OF THE SECURITIES EXCHANGE ACT OF 1934

 For the fiscal year ended June 30, 1994           Commission File Number 1-7256

                   INTERNATIONAL ALUMINUM CORPORATION
         (Exact name of Registrant as specified in its charter)


              California                                             95-2385235
           (State of incorporation)                       (I.R.S. Employer No.)


         767 Monterey Pass Road, Monterey Park, California 91754  (213) 264-1670
                         (Address of principal executive office)    (Telephone)






 Registrant hereby amends its Annual Report for the fiscal year ended June 30, 1994 as filed on Form 10-K by adding Exhibit 27 - Financial Data Schedule.

                                 PART IV


 ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


 (a)  3.   Exhibits

           27.  Financial Data Schedule.

                                SIGNATURE


    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereto duly authorized.

                                              INTERNATIONAL ALUMINUM CORPORATION

 Date:  December 15, 1994                     By:       DAVID C. TREINEN
                                                        David C. Treinen