Form 10-Q
period 1994-12-31
INTERNATIONAL ALUMINUM CORP
filed 1995-02-13
CIK 51103

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549




                                 FORM 10-Q



                  QUARTERLY REPORT PURSUANT TO SECTION 13
                  OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended December 31, 1994              Commission File Number 1-7256




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



Indicate the number of shares outstanding of each of the classes of common stock.

          Class                                Outstanding at February 1, 1995
Common Stock $1.00 Par Value                              4,238,860






                              Page 1 of 11 Pages

                       INTERNATIONAL ALUMINUM CORPORATION
                                AND SUBSIDIARIES

                                     INDEX





                                                                     Page Nos.


PART I  Financial Information

     Consolidated Balance Sheets -
       December 31, 1994 and June 30, 1994                               3

     Consolidated Statements of Income -
       three and six month periods
       ended December 31, 1994 and 1993                                  5

     Consolidated Statements of Cash Flows -
       six months ended December 31, 1994
       and 1993                                                          6

     Notes to Consolidated Financial Statements                          7

     Management's Discussion and Analysis of
       Financial Condition and Results of
       Operations                                                        8


PART II  Other Information

     Item 4.  Submission of Matters to a Vote of
       Security Holders                                                 10

     Signatures                                                         11



                                   PART I

                     INTERNATIONAL ALUMINUM CORPORATION
                              AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS



                                                   Unaudited         Audited
Assets                                           Dec. 31, 1994    June 30, 1994
Current assets:

     Cash                                        $  4,782,000     $  5,973,000
     Short-term investments                         9,117,000        9,727,000
     Accounts receivable, net                      35,880,000       34,715,000
     Unbilled receivables                             939,000        1,055,000
     Inventories:
          Raw materials                            23,811,000       21,415,000
          Work-in-process                           3,519,000        2,332,000
          Finished goods                            6,364,000        4,994,000
     Prepaid expenses                               2,071,000        1,580,000
     Future income tax benefits                     1,326,000        1,326,000

             Total current assets                  87,809,000       83,117,000
                                                 ____________     ____________

Property, plant and equipment, at cost             87,803,000       87,921,000
Less - Accumulated depreciation                   (49,981,000)     (48,133,000)

                                                   37,822,000       39,788,000
                                                 ____________     ____________

Other assets:

     Costs in excess of net assets of
       purchased businesses                         4,906,000        4,972,000
     Other                                          1,142,000        1,153,000

                                                    6,048,000        6,125,000
                                                 ____________     ____________

                                                 $131,679,000     $129,030,000
                                                 ____________     ____________
                                                 ____________     ____________


See accompanying notes to consolidated financial statements.



                     INTERNATIONAL ALUMINUM CORPORATION
                              AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS



                                                   Unaudited         Audited
Liabilities and Shareholders' Equity             Dec. 31, 1994    June 30, 1994
Current liabilities:

     Accounts payable                            $  8,205,000     $  8,449,000
     Accrued liabilities                            8,296,000        8,877,000
     Current portion of long-term debt                562,000          562,000
     Income taxes payable                             547,000        1,777,000

             Total current liabilities             17,610,000       19,665,000
                                                 ____________     ____________

Long-term debt                                        681,000        1,103,000
                                                 ____________     ____________

Other liabilities:

     Deferred income taxes                          4,466,000        4,466,000
     Other                                            378,000          361,000

                                                    4,844,000        4,827,000
                                                 ____________     ____________

Shareholders' equity                              108,544,000      103,435,000
                                                 ____________     ____________

                                                 $131,679,000     $129,030,000
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

                                                                                    Unaudited

                       INTERNATIONAL ALUMINUM CORPORATION
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                      Three Months Ended             Six Months Ended
                                          December 31,                 December 31,

                                       1994          1993          1994           1993
Net sales                          $52,992,000   $44,539,000   $104,755,000   $ 86,671,000
Costs and expenses:
  Cost of sales                     35,803,000    32,281,000     70,737,000     63,134,000
  Selling, general and
    administrative expenses         11,496,000     9,950,000     22,464,000     19,714,000
  Interest (income) expense, net       203,000      (118,000)       105,000       (542,000)
Income before income taxes and a
  change in accounting principle     5,490,000     2,426,000     11,449,000      4,365,000
Provision for income taxes           2,180,000       900,000      4,530,000      1,640,000
Income before a change in
  accounting principle               3,310,000     1,526,000      6,919,000      2,725,000
Cumulative effect on prior years
  of a change in accounting for
  income taxes                           -             -              -          1,430,000

Net income                         $ 3,310,000   $ 1,526,000   $  6,919,000   $  4,155,000
                                   ___________   ___________   ____________   ____________
                                   ___________   ___________   ____________   ____________



Per common share:
  Earnings before cumulative
    effect of a change in
    accounting principle                  $.78          $.36          $1.63          $ .64
  Cumulative effect on prior
    years of a change in
    accounting for income taxes             -             -              -             .34

Earnings per common share                 $.78          $.36          $1.63          $ .98
                                          ____          ____          _____          _____
                                          ____          ____          _____          _____




Cash dividends per common share           $.25          $.25           $.50           $.50

Weighted average number of
  common shares outstanding          4,238,362     4,226,878      4,235,767      4,224,414


See accompanying notes to consolidated financial statements.

                                                                    Unaudited

                     INTERNATIONAL ALUMINUM CORPORATION
                              AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Six Months Ended
                                                            December 31,

                                                         1994          1993
Cash flows from operating activities:
  Net income                                         $ 6,919,000   $ 4,155,000
  Adjustments for noncash transactions:
    Depreciation and amortization                      2,322,000     2,267,000
    Change in deferred income taxes                        -        (1,430,000)
  Changes in assets and liabilities:
    Receivables                                         (865,000)   (1,365,000)
    Inventories                                       (4,898,000)    1,049,000
    Prepaid expenses and other                          (467,000)   (1,368,000)
    Accounts payable                                    (315,000)     (759,000)
    Accrued liabilities and other                       (619,000)     (468,000)
    Income taxes payable                              (1,227,000)      574,000

    Net cash provided by operating activities            850,000     2,655,000

Cash flows from investing activities:
  Capital expenditures                                (2,582,000)   (2,045,000)
  Proceeds from sales of capital assets                2,403,000        44,000

    Net cash used in investing activities               (179,000)   (2,001,000)

Cash flows from financing activities:
  Repayment of long-term debt                           (422,000)     (144,000)
  Exercise of stock options                               61,000        92,000
  Dividends paid to shareholders                      (2,119,000)   (2,113,000)

    Net cash used in financing activities             (2,480,000)   (2,165,000)

Effect of exchange rate changes on cash                    8,000         3,000

Net change in cash and short-term investments         (1,801,000)   (1,508,000)

Cash and short-term investments at beginning
  of period                                           15,700,000    19,254,000

Cash and short-term investments at end of period     $13,899,000   $17,746,000
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

                                                                  Unaudited


                   INTERNATIONAL ALUMINUM CORPORATION
                            AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Basis of Presentation

  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (including normal recurring accruals) necessary to present fairly its financial position as of December 31, 1994 and June 30, 1994, and the results of operations for the three and six month periods ended December 31, 1994 and 1993, and the cash flows for the six month periods ended December 31, 1994 and 1993.

  The results of operations for the three and six month periods ended December 31, 1994 and 1993 are not necessarily indicative of the results to be expected for the full year.

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

                                                                  Unaudited



                   INTERNATIONAL ALUMINUM CORPORATION
                            AND SUBSIDIARIES

       Management's Discussion and Analysis of Financial Condition
                        and Results of Operations




Significant Changes in Results of Operations:

  Net sales increased by $8,453,000 or 19.0% for the quarter ended
December 31, 1994 and by $18,084,000 or 20.9% for the six months then ended when compared with the 1993 periods. These sales include significant increases posted by the Commercial Products Group, up $4,947,000 or 29.1% for the quarter and by $9,120,000 or 27.6% for the six months and by the Aluminum Extrusion Group, up $4,121,000 or 47.5% for the quarter and $8,311,000 or 48.3% for the six months.

  Cost of sales as a percentage of net sales decreased by 4.9% for the quarter ended December 31, 1994 and by 5.3% for the six months then ended when compared with the 1993 periods. These decreases are primarily attributable to production cost efficiencies in the Aluminum Extrusion Group resulting from significantly increase volume coupled with expanded margins at the Company's domestic commercial and residential fabrication facilities associated with increases in volume and rising prices.

  Selling, general and administrative expenses increased by $1,546,000 or 15.5% for the quarter and by $2,750,000 or 13.9% for the six month period. The increases primarily relate to additional selling and distribution costs associated with the increased volumes of business.

  The decrease in net interest income for the six month period primarily reflects the significant decrease in the market value of interest rate sensitive securities.

  The effective tax rate for the six months ended December 31, 1994 was 39.6% whereas the comparable period of fiscal year 1994 was 37.6%.

                                                                  Unaudited



Liquidity and Capital Resources:

  Working capital increased to $70,199,000 during the six months ended December 31, 1994, which represents an increase of $6,747,000 from June 30, 1994. The ratio of current assets to current liabilities is currently 5.0 as compared to 4.2 as of the beginning of the year.

  The Company's projected net capital expenditures for fiscal 1995 include $7,000,000 for scheduled expansion of production capacity in addition to the normal annual noncapitalized expenditures for replacement items. The Company anticipates financing these expenditures through internal cash flow and cash reserves.

The Company's line of credit remains unchanged from that noted in the June 30, 1994 annual report to shareholders.

PART II.  OTHER INFORMATION


Item 4(c).  Submission of Matters to a Vote of Security Holders

  On October 27, 1994, the Company held its 1994 Annual Shareholders Meeting. Shareholders voted proxies representing 3,712,244 shares which was 87.7% of the 4,234,762 shares outstanding on the record date. The proposed slate of officers were elected with 3,682,618 shares and the selected independent accountants were ratified with 3,706,792 shares.

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

                                         International Aluminum Corporation
                                                     (Registrant)




Date     February 10, 1995                        DAVID C. TREINEN
                                                  David C. Treinen
                                              Vice President - Finance
                                           (Principal Financial Officer)




Date     February 10, 1995                      MITCHELL K. FOGELMAN
                                                Mitchell K. Fogelman
                                         Assistant Vice President - Finance
                                                   and Controller
                                           (Principal Accounting Officer)