Form 10-Q
period 1995-03-31
INTERNATIONAL ALUMINUM CORP
filed 1995-05-12
CIK 51103

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549




                                 FORM 10-Q



                  QUARTERLY REPORT PURSUANT TO SECTION 13
                  OF THE SECURITIES EXCHANGE ACT OF 1934




For Quarter Ended March 31, 1995                 Commission File Number 1-7256




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



Indicate the number of shares outstanding of each of the classes of common stock

          Class                                     Outstanding at May 1, 1995
Common Stock $1.00 Par Value                                4,252,489






                              Page 1 of 11 Pages

                       INTERNATIONAL ALUMINUM CORPORATION
                                AND SUBSIDIARIES

                                     INDEX





                                                                     Page Nos.


PART I  Financial Information

     Consolidated Balance Sheets -
       March 31, 1995 and June 30, 1994                                  3

     Consolidated Statements of Income -
       three and nine month periods
       ended March 31, 1995 and 1994                                     5

     Consolidated Statements of Cash Flows -
       nine months ended March 31, 1995
       and 1994                                                          6

     Notes to Consolidated Financial Statements                          7

     Management's Discussion and Analysis of
       Financial Condition and Results of
       Operations                                                        8

     Signatures                                                         10



                                   PART I

                     INTERNATIONAL ALUMINUM CORPORATION
                              AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS



                                                   Unaudited         Audited
Assets                                          March 31, 1995    June 30, 1994
Current assets:

     Cash and cash equivalents                   $  6,360,000     $  6,413,000
     Investments                                    2,075,000        9,287,000
     Accounts receivable, net                      36,262,000       34,715,000
     Unbilled receivables                             995,000        1,055,000
     Inventories:
          Raw materials                            29,622,000       21,415,000
          Work-in-process                           3,006,000        2,332,000
          Finished goods                            7,806,000        4,994,000
     Prepaid expenses                               2,051,000        1,580,000
     Future income tax benefits                     1,326,000        1,326,000

             Total current assets                  89,503,000       83,117,000
                                                 ____________     ____________

Property, plant and equipment, at cost             92,070,000       87,921,000
Less - Accumulated depreciation                   (51,473,000)     (48,133,000)

                                                   40,597,000       39,788,000
                                                 ____________     ____________

Other assets:

     Costs in excess of net assets of
       purchased businesses                         4,872,000        4,972,000
     Other                                          1,137,000        1,153,000

                                                    6,009,000        6,125,000
                                                 ____________     ____________

                                                 $136,109,000     $129,030,000
                                                 ____________     ____________
                                                 ____________     ____________


See accompanying notes to consolidated financial statements.



                     INTERNATIONAL ALUMINUM CORPORATION
                              AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS



                                                   Unaudited         Audited
Liabilities and Shareholders' Equity            March 31, 1995    June 30, 1994
Current liabilities:

     Accounts payable                            $  9,030,000     $  8,449,000
     Accrued liabilities                            8,889,000        8,877,000
     Current portion of long-term debt                562,000          562,000
     Income taxes payable                           1,056,000        1,777,000

             Total current liabilities             19,537,000       19,665,000
                                                 ____________     ____________

Long-term debt                                        542,000        1,103,000
                                                 ____________     ____________

Other liabilities:

     Deferred income taxes                          4,466,000        4,466,000
     Other                                            405,000          361,000

                                                    4,871,000        4,827,000
                                                 ____________     ____________

Shareholders' equity                              111,159,000      103,435,000
                                                 ____________     ____________

                                                 $136,109,000     $129,030,000
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

                                                                                    Unaudited



                       INTERNATIONAL ALUMINUM CORPORATION
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                      Three Months Ended           Nine Months Ended
                                           March 31,                    March 31,

                                       1995          1994          1995           1994
Net sales                          $53,966,000   $40,426,000   $158,721,000   $127,097,000
Costs and expenses:
  Cost of sales                     35,982,000    27,857,000    106,719,000     90,991,000
  Selling, general and
    administrative expenses         12,782,000     9,741,000     35,246,000     29,455,000
  Interest (income) expense, net      (339,000)      360,000       (234,000)      (182,000)
Income before income taxes and a
  change in accounting principle     5,541,000     2,468,000     16,990,000      6,833,000
Provision for income taxes           2,230,000       940,000      6,760,000      2,580,000
Income before a change in
  accounting principle               3,311,000     1,528,000     10,230,000      4,253,000
Cumulative effect on prior years
  of a change in accounting for
  income taxes                           -             -              -          1,430,000

Net income                         $ 3,311,000   $ 1,528,000   $ 10,230,000   $  5,683,000
                                   ___________   ___________   ____________   ____________
                                   ___________   ___________   ____________   ____________



Per common share:
  Earnings before cumulative
    effect of a change in
    accounting principle                  $.78          $.36          $2.41          $1.00
  Cumulative effect on prior
    years of a change in
    accounting for income taxes             -             -              -             .34

Earnings per common share                 $.78          $.36          $2.41          $1.34
                                          ____          ____          _____          _____
                                          ____          ____          _____          _____




Cash dividends per common share           $.25          $.25           $.75           $.75

Weighted average number of
  common shares outstanding          4,238,885     4,227,920      4,236,705      4,225,552


See accompanying notes to consolidated financial statements.

                                                                        Unaudited



                     INTERNATIONAL ALUMINUM CORPORATION
                              AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Nine Months Ended
                                                             March 31,

                                                         1995          1994
Cash flows from operating activities:
  Net income                                         $10,230,000   $ 5,683,000
  Adjustments for noncash transactions:
    Depreciation and amortization                      3,598,000     3,401,000
    Change in deferred income taxes                            0    (1,430,000)
  Changes in assets and liabilities:
    Receivables                                       (1,026,000)   (2,060,000)
    Inventories                                      (11,549,000)   (1,818,000)
    Prepaid expenses and other                          (430,000)   (1,535,000)
    Accounts payable                                     395,000       943,000
    Accrued liabilities and other                       ( 78,000)     (417,000)
    Income taxes payable                                (715,000)      897,000

    Net cash provided by operating activities            425,000     3,664,000

Cash flows from investing activities:
  Capital expenditures                                (6,523,000)   (3,054,000)
  Proceeds from sales of capital assets                2,491,000       112,000
  Changes in investments                               7,212,000      (452,000)

    Net cash provided by (used in)
      investing activities                             3,180,000    (3,394,000)

Cash flows from financing activities:
  Repayment of long-term debt                           (561,000)     (283,000)
  Exercise of stock options                               63,000       133,000
  Dividends paid to shareholders                      (3,179,000)   (3,171,000)

    Net cash used in financing activities             (3,677,000)   (3,321,000)

Effect of exchange rate changes on cash                   19,000         1,000

Net change in cash and cash equivalents                  (53,000)   (3,050,000)

Cash and cash equivalents at beginning
  of period                                            6,413,000    10,413,000

Cash and cash equivalents at end of period           $ 6,360,000   $ 7,363,000
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

                                                                    Unaudited



                   INTERNATIONAL ALUMINUM CORPORATION
                            AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Basis of Presentation

  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which consist solely of normal recurring adjustments unless otherwise disclosed) necessary to present fairly its financial position as of March 31, 1995 and June 30, 1994, and the results of operations for the three and nine month periods ended March 31, 1995 and 1994, and the cash flows for the nine month periods ended March 31, 1995 and 1994.

  The results of operations for the three and nine month periods ended March 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

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

                                                                    Unaudited



                   INTERNATIONAL ALUMINUM CORPORATION
                            AND SUBSIDIARIES

       Management's Discussion and Analysis of Financial Condition
                        and Results of Operations




Significant Changes in Results of Operations:

  Net sales increased by $13,540,000 or 33.5% for the quarter ended March 31, 1995 and by $31,624,000 or 24.9% for the nine months then ended when compared with the 1994 periods. These sales include significant increases posted by the Commercial Products Group, up $7,383,000 or 47.9% for the quarter and by $16,504,000 or 34.1% for the nine months and by the Aluminum Extrusion Group, up $5,306,000 or 52.8% for the quarter and $13,617,000 or 50.0% for the six months.

  Cost of sales as a percentage of net sales decreased by 2.2% for the quarter ended March 31, 1995 and by 4.4% for the nine months then ended when compared with the 1994 periods. The decrease for the nine month period is primarily attributable to production cost efficiencies in the Aluminum Extrusion Group resulting from significantly increased volume and rising prices. For the quarter these production efficiencies were somewhat offset by increased material costs.

  Selling, general and administrative expenses increased by $3,041,000 or 31.2% for the quarter and by $5,791,000 or 19.7% for the nine month period. These increases primarily relate to additional selling, distribution and administrative costs incurred associated with the increased volumes of business.

  The increases in net interest income for the three and nine month periods relate to significant increases in the market values of interest rate sensitive securities during the quarter ended March 31, 1995.

  The effective tax rate for the nine months ended March 31, 1995 was 39.8% whereas the comparable period of fiscal year 1994 was 37.8%.

                                                                    Unaudited



Liquidity and Capital Resources:

  Working capital increased to $69,966,000 during the nine months ended
March 31, 1995, which represents an increase of $6,514,000 from June 30, 1994. The ratio of current assets to current liabilities is currently 4.6 as compared to 4.2 as of the beginning of the year.

The Company's projected net capital expenditures for fiscal 1995 include $10,000,000 for scheduled expansion of production capacity in addition to the normal annual noncapitalized expenditures for replacement items. The Company anticipates financing these expenditures through internal cash flow and cash reserves.

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

                                         International Aluminum Corporation
                                                     (Registrant)




Date     May 12, 1995                             DAVID C. TREINEN
                                                  David C. Treinen
                                              Vice President - Finance
                                           (Principal Financial Officer)




Date     May 12, 1995                           MITCHELL K. FOGELMAN
                                                Mitchell K. Fogelman
                                         Assistant Vice President - Finance
                                                   and Controller
                                           (Principal Accounting Officer)