Form 10-K
period 1995-06-30
INTERNATIONAL ALUMINUM CORP
filed 1995-09-21
CIK 51103

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                 FORM 10-K

                   ANNUAL REPORT PURSUANT TO SECTION 13
                  OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1995          Commission File Number 1-7256

                    INTERNATIONAL ALUMINUM CORPORATION
          (Exact name of Registrant as specified in its charter)


    California                                               95-2385235
    (Incorporation)                                    (I.R.S. Employer No.)


                             767 Monterey Pass Road
                         Monterey Park, California 91754
                                 (213) 264-1670
                           (Principal executive office)



Securities registered pursuant to Section 12(b) of the Act:

          Title of Each Class           Names of Exchanges on Which Registered

    Common Stock ($1.00 Par Value)              New York Stock Exchange
                                                 Pacific Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the
past 90 days.  Yes  X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.    X

At September 6, 1995 there were 4,254,064 shares of Registrant's Common Stock outstanding. The aggregate market value of shares held by non-affiliates was $74,081,535 based on the Composite Tape closing price on that date.


                    DOCUMENTS INCORPORATED BY REFERENCE

Registrant's Annual Report to Shareholders for fiscal year ended June 30, 1995 is incorporated by reference into Parts I and II.

Registrant's Proxy Statement dated September 22, 1995 for the Annual Meeting of Shareholders to be held on October 26, 1995 is incorporated by reference, other than the performance graph and Compensation Committee Report, into Part III.

                                PART I


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

  b. INDUSTRY SEGMENTS, LINES OF BUSINESS AND CLASSES OF PRODUCTS

       This information is included on pages 4 and 13 respectively, of the Registrant's 1995 Annual Report to Shareholders and is hereby incorporated by reference.

  c. NARRATIVE DESCRIPTION OF BUSINESS

  Processes and Products

    Building Products

      Residential. Residential products are fabricated from aluminum, wood and vinyl into a broad line of horizontal sliding windows, vertical sliding windows, casement windows, garden windows, bay and bow windows, special configuration windows, louvre windows, patio doors, tub enclosures, shower doors, wardrobe mirror doors and related products. These products are used in new residential construction and in remodeling, home improvement and replacement.

      Commercial. Commercial products are fabricated from aluminum into curtain walls, window walls, storefront framing, entrance doors and frames, interior doors and frames and interior wall systems. These products are utilized in varying combinations to produce systems used for office and commercial construction, remodeling and tenant improvement applications.

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

      Aluminum extrusions produced by the Company are used in fabricating substantially all of its other aluminum products. In addition, during fiscal 1995 approximately 54% of the extrusions produced were sold to users in its own or other industries, including manufacturers of fixtures, electronic equipment, fitness products, sailboats, skylights and truck bodies. The Company furnishes design services to assist its customers in developing or better utilizing custom extrusions.

  Glass Products

      This product group shapes, bends, bevels, etches, polishes and tempers bulk flat glass. The fabricated glass is primarily utilized in the Company's store display systems and in its glass furniture lines. Glass is also processed to customer specifications for incorporation into their end products, which include residential, patio and office furniture, truck and recreational vehicle windows, light fixtures and appliances.

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

      Each of the Company's subsidiaries has its own administrative and sales organizations. Sales are made largely in the United
  States and Europe.

      No customer accounted for more than 5% of net sales in 1995, and no material part of the business is dependent upon a single customer or a few customers, the loss of any one or more of whom would have a materially adverse effect on the business of the Company. The Company does business on a current basis and has no significant backlog of unfilled firm orders.

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

      Flat glass is purchased from domestic glass manufacturers.
  The Company has had satisfactory experience to date in obtaining sufficient glass to meet its requirements.

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

  Competition and Risk

      The business of International Aluminum is highly competitive. Competition in all product lines is on the basis of price, service and product quality. The manner and extent of such competition depends on the product being marketed and the relevant marketing area. In selling its residential products to dealers and distributors, the Company faces competition primarily from numerous fabricators. Several of the Company's major competitors in selling commercial products and aluminum extrusions are substantially larger, more diversified and have greater resources than the Company.

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

  Employees

      As of June 30, 1995, the Company had approximately 1,900 full-time employees.

  d.    FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

      The information concerning sales, net income and identifiable assets of foreign and domestic operations for fiscal years 1995, 1994 and 1993 is set forth in Note 10 to the consolidated financial statements included on page 13 of the Company's 1995
  Annual Report incorporated herein by reference.


  ITEM 2.  PROPERTIES

      The following table sets forth information concerning the
  location, size and use of the Company's present facilities:
                                 Square
           Location             Feet (1)               Use
  Building Products:
    Alhambra, California         221,000      Aluminum extrusions,
                                               foundry & finishing
    Waxahachie, Texas            273,000      Aluminum extrusions,
                                               foundry & finishing
    South Gate, California       189,000      Residential products
    Hayward, California          103,000      Residential products
    Phoenix, Arizona             100,000      Residential products
    Riverside, California         67,000      Residential products
    Vernon, California           134,000      Commercial products
    Seattle, Washington           15,000(L)   Commercial products
    Bedford Park, Illinois        81,000      Commercial products
    Boston, Massachusetts         21,000(L)   Commercial products
    Waxahachie, Texas            134,000      Commercial products
    Denver, Colorado              16,000(L)   Commercial products
    Rock Hill, South Carolina     74,000(E)   Commercial products
    Atlanta, Georgia              18,000(L)   Commercial products
    Bridgeport, New Jersey        11,000(L)   Commercial products
    Houston, Texas                57,000      Commercial products
    Dallas, Texas                 15,000      Commercial products
    Waxahachie, Texas             60,000      Commercial products
    Amsterdam, The Netherlands   165,000      Commercial and
                                               residential products

  Glass Products:
    South Gate, California        86,000(L)   Glass fabrication
    Rock Hill, South Carolina     84,000(E)   Glass fabrication

  Administration:
    Monterey Park, California     19,000(L)   Executive offices

  ______________________

  (1) Includes manufacturing, warehouse and office space; excludes construction in process, parking and yard storage space.
  (E)  Indicates encumberment of real property.
  (L)  Indicates leased premises.

       Of the 1,943,000 square feet exhibited above, 1,757,000 square feet are owned by the Company. The balance of 186,000 square feet is leased under agreements expiring at various dates. The Company believes that its facilities are adequate for anticipated levels of operations.

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

                                PART II

  ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
           STOCKHOLDER MATTERS

       The market and dividend information is included on pages 14 and 16 of the Company's 1995 Annual Report to Shareholders and is incorporated herein by reference.

            There are no restrictions of future cash dividends.

       There were approximately 600 shareholders of record of the Company's common stock at June 30, 1995.

  ITEM 6.  SELECTED FINANCIAL DATA

       Selected financial data pertaining to the Company for the last five years is set forth on page 4 of the Company's 1995
  Annual Report to Shareholders and is incorporated herein by reference.

  ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

       This information is set forth on pages 2 through 5 of the Company's 1995 Annual Report to Shareholders and is incorporated herein by reference.

  ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            See Part IV, Item 14.

  ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       There have been no disagreements which are required to be reported under the instructions to this item.


                               PART III

       The information required under Part III is contained in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held October 26, 1995, which information is incorporated herein by reference.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                     Page
(a)  1.  Financial Statements
           Consolidated Financial Statements (See Note):
             Balance sheets - June 30, 1995 and 1994
             Statements for the three years ended June 30, 1995 -
               Income
               Shareholders' equity
               Cash flows
             Notes to consolidated financial statements

     2.  Financial Statement Schedules
           Report of Independent Accountants on Financial
             Statement Schedules                                      F-1
           Schedule for the three years ended June 30, 1995 -
             II  Valuation and qualifying accounts                    F-2

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

22.  Subsidiaries of the registrant.

23.  Consent of Price Waterhouse LLP (included on page F-1 herein).

27.  Financial Data Schedule

(b) No reports on Form 8-K were required to be filed during the last quarter of 1995.


NOTE: The consolidated statements referred to above are included in the 1995 Annual Report to Shareholders and are incorporated herein by reference.

                                  SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                           INTERNATIONAL ALUMINUM CORPORATION

Date:  September 21, 1995                  By:       DAVID C. TREINEN
                                                     David C. Treinen
                                            Senior Vice President-Finance and
                                             Administration; Secretary and
                                             Chief Financial Officer


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Registrant and in the capacities and on the dates indicated.
       Signature                       Title                      Date

CORNELIUS C. VANDERSTAR    Chairman of the Board and       September 21, 1995
Cornelius C. Vanderstar     Chief Executive Officer


JOHN P. CUNNINGHAM         Director; President and         September 21, 1995
John P. Cunningham          Chief Operating Officer


DAVID C. TREINEN           Director; Senior Vice           September 21, 1995
David C. Treinen            President-Finance and
                            Administration; Secretary
                            and Chief Financial Officer

MITCHELL K. FOGELMAN       Vice President-Controller;      September 21, 1995
Mitchell K. Fogelman        Asst. Vice President-Finance
                            and Chief Accounting Officer

HUGH E. CURRAN             Director                        September 21, 1995
Hugh E. Curran


JOEL F. McINTYRE           Director                        September 21, 1995
Joel F. McIntyre


ALEXANDER VAN DE POL       Director                        September 21, 1995
Alexander van de Pol


DONALD J. WILLFONG         Director                        September 21, 1995
Donald J. Willfong

               REPORT OF INDEPENDENT ACCOUNTANTS ON
                     FINANCIAL STATEMENT SCHEDULE



  To the Board of Directors of
  International Aluminum Corporation


  Our audits of the consolidated financial statements referred to in our report dated August 17, 1995 appearing on page 15 of the 1995 Annual Report to Shareholders of International Aluminum Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)2 of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



  PRICE WATERHOUSE LLP

  Los Angeles, California
  August 17, 1995




                                                             Exhibit 23

                  CONSENT OF INDEPENDENT ACCOUNTANTS



  We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33-57109) of International Aluminum Corporation of our report dated August 17, 1995 appearing on page 15 of the Annual Report to Shareholders which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule which appears on page F-1 of this Form 10-K.



  PRICE WATERHOUSE LLP

  Los Angeles, California
  September 21, 1995

            INTERNATIONAL ALUMINUM CORPORATION AND SUBSIDIARIES

              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  For The Three Years Ended June 30, 1995


                    Balance at    Amounts     Amounts    Balance at
                    Beginning     Charged     Written       End
   Description       of Year     to Income      Off       of Year

Reserves for
 doubtful accounts

    1995              $815,000    $376,000    $418,000    $773,000

    1994               673,000     647,000     505,000     815,000

    1993               669,000     766,000     762,000     673,000



                    INTERNATIONAL ALUMINUM CORPORATION
                               SUBSIDIARIES



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