Form 10-Q
period 1995-09-30
INTERNATIONAL ALUMINUM CORP
filed 1995-11-14
CIK 51103

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549




               FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13
             OF THE SECURITIES EXCHANGE ACT OF 1934




For quarter ended September 30, 1995               Commission File Number 1-7256






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

At November 1, 1995 there were 4,257,430 shares of Common Stock outstanding.





                              Page 1 of 9 Pages

                       INTERNATIONAL ALUMINUM CORPORATION
                                AND SUBSIDIARIES

                                     INDEX





                                                                     Page Nos.


PART I  Financial Information

     Consolidated Balance Sheets -
       September 30, 1995 and June 30, 1995                              3

     Consolidated Statements of Income -
       three months ended September 30,
       1995 and 1994                                                     5

     Consolidated Statements of Cash Flows -
       three months ended September 30,
       1995 and 1994                                                     6

     Notes to Consolidated Financial Statements                          7

     Management's Discussion and Analysis of
       Financial Condition and Results of
       Operations                                                        8

     Signatures                                                          9



                                   PART I

                     INTERNATIONAL ALUMINUM CORPORATION
                              AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS



                                                   Unaudited         Audited
Assets                                          Sept. 30, 1995    June 30, 1995
Current assets:

     Cash and cash equivalents                   $  6,210,000     $  3,550,000
     Investments                                      447,000        2,213,000
     Accounts receivable, net                      36,267,000       34,877,000
     Unbilled receivables                           1,276,000        1,222,000
     Inventories:
          Raw materials                            31,485,000       31,002,000
          Work-in-process                           2,653,000        3,463,000
          Finished goods                            6,781,000        7,308,000
     Prepaid expenses                               2,862,000        2,060,000
     Future income tax benefits                     1,596,000        1,596,000

             Total current assets                  89,577,000       87,291,000
                                                 ____________     ____________

Property, plant and equipment, at cost             98,843,000       97,412,000
Accumulated depreciation                          (53,308,000)     (52,567,000)

                                                   45,535,000       44,845,000
                                                 ____________     ____________

Other assets:

     Costs in excess of net assets of
       purchased businesses                         4,805,000        4,839,000
     Other                                          1,116,000        1,129,000

                                                    5,921,000        5,968,000
                                                 ____________     ____________

                                                 $141,033,000     $138,104,000
                                                 ____________     ____________
                                                 ____________     ____________


See accompanying notes to consolidated financial statements.



                     INTERNATIONAL ALUMINUM CORPORATION
                              AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS



                                                   Unaudited         Audited
Liabilities and Shareholders' Equity            Sept. 30, 1995    June 30, 1995
Current liabilities:

     Accounts payable                            $ 10,331,000     $  7,820,000
     Accrued liabilities                            8,326,000        9,555,000
     Current portion of long-term debt                513,000          423,000
     Income taxes payable                           2,000,000        1,098,000

             Total current liabilities             21,170,000       18,896,000
                                                 ____________     ____________

Long-term debt                                        312,000          542,000
                                                 ____________     ____________

Other liabilities:

     Deferred income taxes                          4,496,000        4,496,000
     Other                                            384,000          399,000

                                                    4,880,000        4,895,000
                                                 ____________     ____________

Shareholders' equity                              114,671,000      113,771,000
                                                 ____________     ____________

                                                 $141,033,000     $138,104,000
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

                                                                       Unaudited



                     INTERNATIONAL ALUMINUM CORPORATION
                              AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF INCOME

                                                       Three Months Ended
                                                          September 30,

                                                       1995            1994
Net sales                                          $56,038,000     $51,763,000
Costs and expenses:
  Cost of sales                                     40,640,000      34,934,000
  Selling, general and
    administrative expenses                         11,744,000      10,968,000
  Interest (income) expense, net                       (12,000)        (98,000)
Income before income taxes                           3,666,000       5,959,000
Provision for income taxes                           1,590,000       2,350,000
Net income                                         $ 2,076,000     $ 3,609,000
                                                   ___________     ___________
                                                   ___________     ___________




Weighted average number of
  common shares outstanding                           4,254,520      4,233,683

Earnings per common share                                 $.49            $.85

Cash dividends per common share                           $.25            $.25


See accompanying notes to consolidated financial statements.

                                                                       Unaudited



                     INTERNATIONAL ALUMINUM CORPORATION
                              AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Three Months Ended
                                                           September 30,

                                                         1995          1994
Cash flows from operating activities:
  Net income                                         $ 2,076,000   $ 3,609,000
  Adjustments for noncash transactions:
    Depreciation and amortization                      1,181,000     1,162,000
  Changes in assets and liabilities:
    Receivables                                       (1,590,000)   (2,037,000)
    Inventories                                          809,000    (3,137,000)
    Prepaid expenses and other                          (801,000)     (467,000)
    Accounts payable                                   2,578,000      (244,000)
    Accrued liabilities and other                     (1,203,000)   (1,409,000)
    Income taxes payable                                 899,000       953,000

    Net cash provided (used) by operating activities   3,949,000    (1,570,000)

Cash flows from investing activities:
  Capital expenditures                                (1,961,000)     (671,000)
  Proceeds from sales of capital assets                   34,000        21,000
  Changes in investments                               1,766,000       482,000

    Net cash used in investing activities               (161,000)     (168,000)

Cash flows from financing activities:
  Repayment of long-term debt                           (140,000)     (138,000)
  Exercise of stock options                               66,000        55,000
  Dividends paid to shareholders                      (1,064,000)   (1,059,000)

    Net cash used in financing activities             (1,138,000)   (1,142,000)

Effect of exchange rate changes on cash                   10,000         6,000

Net change in cash and cash equivalents                2,660,000    (2,874,000)

Cash and cash equivalents at beginning
  of period                                            3,550,000     6,413,000

Cash and cash equivalents at end of period           $ 6,210,000   $ 3,539,000
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

                                                                  Unaudited



                   INTERNATIONAL ALUMINUM CORPORATION
                            AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Basis of Presentation

  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which consist solely of normal recurring adjustments unless otherwise disclosed) necessary to present fairly its financial position as of September 30, 1995 and June 30, 1995, and the results of operations and cash flows for the three month periods ended September 30, 1995 and 1994.

  The results of operations for the three month periods ended September 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

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

                                                                  Unaudited



                   INTERNATIONAL ALUMINUM CORPORATION
                            AND SUBSIDIARIES

       Management's Discussion and Analysis of Financial Condition
                        and Results of Operations




Significant Changes in Results of Operations:

  The increase in net sales for the quarter ended September 30, 1995 of $4,275,000 or 8.3% from the comparable quarter of fiscal year 1995 is comprised solely of the net increase in domestic sales. The net sales include significant increases posted by the Commercial Products Group, up $4,781,000 or 23.7% and by the Glass Products Group, up $705,000 or 17.6%. These increases were partially offset by a $1,670,000 or 11.2% decrease posted by the Residential Products Group.

  The cost of sales as a percentage of net sales was 72.5% for the quarter ended September 30, 1995 as opposed to 67.5% for the comparable prior year period. This increase is primarily attributable to significantly decreased margins in the Aluminum Extrusion Group resulting from increased material costs coupled with declining selling prices. Additionally, nearly all of the Company's fabrication facilities incurred decreased margins associated with rising material costs.

  Selling, general and administrative expenses for the quarter were $776,000 or 7.1% higher than those of the comparable quarter of the prior year. The increase primarily relates to additional costs associated with the increased sales volume.

  The decline in net interest income for the quarter relates to the significantly decreased level of funds available for investment during the quarter.

  The effective tax rate for the quarter ended September 30, 1995 was 43.4% whereas the comparable quarter of fiscal year 1995 was 39.4%. This increase is primarily related to incurrence of foreign pretax losses for which the Company realized no tax benefit due to the lack of available loss carryback provisions.



Liquidity and Capital Resources:

  Working capital increased to $68,407,000 during the three months ended September 30, 1995, which represents an increase of $12,000 from June 30, 1995. The ratio of current assets to current liabilities is currently 4.2 as compared to 4.6 as of the beginning of the year.

  The Company's projected capital expenditures for fiscal 1996 and related financing remain unchanged form those described in the June 30, 1995 Annual Report. The Company's line of credit remains unchanged from that noted in the June 30, 1995 Annual Report to Shareholders.

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

                                         International Aluminum Corporation
                                                     (Registrant)




Date     November 13, 1995                        DAVID C. TREINEN
                                                  David C. Treinen
                                          Senior Vice President - Finance
                                                and Administration
                                           (Principal Financial Officer)




Date     November 13, 1995                      MITCHELL K. FOGELMAN
                                                Mitchell K. Fogelman
                                            Vice President - Controller
                                           (Principal Accounting Officer)