Form 10-Q
period 1995-12-31
INTERNATIONAL ALUMINUM CORP
filed 1996-02-14
CIK 51103

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549




               FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13
             OF THE SECURITIES EXCHANGE ACT OF 1934




For quarter ended December 31, 1995                Commission File Number 1-7256






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

At February 1, 1996 there were 4,257,880 shares of Common Stock outstanding.





                              Page 1 of 11 Pages

                       INTERNATIONAL ALUMINUM CORPORATION
                                AND SUBSIDIARIES

                                     INDEX





                                                                     Page Nos.


PART I  Financial Information

     Consolidated Balance Sheets -
       December 31, 1995 and June 30, 1995                               3

     Consolidated Statements of Income -
       three and six month periods
       ended December 31, 1995 and 1994                                  5

     Consolidated Statements of Cash Flows -
       six months ended December 31, 1995
       and 1994                                                          6

     Notes to Consolidated Financial Statements                          7

     Management's Discussion and Analysis of
       Financial Condition and Results of
       Operations                                                        8


PART II  Other Information

     Item 4.  Submission of Matters to a Vote of
       Security Holders                                                 10

     Signatures                                                         11



                                   PART I

                     INTERNATIONAL ALUMINUM CORPORATION
                              AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS



                                                   Unaudited         Audited
Assets                                           Dec. 31, 1995    June 30, 1995
Current assets:

     Cash and cash equivalents                   $  8,923,000     $  3,550,000
     Investments                                                     2,213,000
     Accounts receivable, net                      34,430,000       34,877,000
     Unbilled receivables                           1,071,000        1,222,000
     Inventories:
          Raw materials                            28,966,000       31,002,000
          Work-in-process                           1,854,000        3,463,000
          Finished goods                            7,538,000        7,308,000
     Prepaid expenses                               2,201,000        2,060,000
     Future income tax benefits                     1,596,000        1,596,000

             Total current assets                  86,579,000       87,291,000
                                                 ____________     ____________

Property, plant and equipment, at cost             99,825,000       97,412,000
Accumulated depreciation                          (53,392,000)     (52,567,000)

                                                   46,433,000       44,845,000
                                                 ____________     ____________

Other assets:

     Costs in excess of net assets of
       purchased businesses                         4,772,000        4,839,000
     Other                                          1,046,000        1,129,000

                                                    5,818,000        5,968,000
                                                 ____________     ____________

                                                 $138,830,000     $138,104,000
                                                 ____________     ____________
                                                 ____________     ____________


See accompanying notes to consolidated financial statements.



                     INTERNATIONAL ALUMINUM CORPORATION
                              AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS



                                                   Unaudited         Audited
Liabilities and Shareholders' Equity             Dec. 31, 1995    June 30, 1995
Current liabilities:

     Accounts payable                            $  8,199,000     $  7,820,000
     Accrued liabilities                            8,773,000        9,555,000
     Current portion of long-term debt                422,000          423,000
     Income taxes payable                             586,000        1,098,000

             Total current liabilities             17,980,000       18,896,000
                                                 ____________     ____________

Long-term debt                                        258,000          542,000
                                                 ____________     ____________

Other liabilities:

     Deferred income taxes                          4,496,000        4,496,000
     Other                                            390,000          399,000

                                                    4,886,000        4,895,000
                                                 ____________     ____________

Shareholders' equity                              115,706,000      113,771,000
                                                 ____________     ____________

                                                 $138,830,000     $138,104,000
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

                                                                                    Unaudited



                       INTERNATIONAL ALUMINUM CORPORATION
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                      Three Months Ended             Six Months Ended
                                          December 31,                 December 31,

                                       1995          1994          1995           1994
Net sales                          $54,354,000   $52,992,000   $110,392,000   $104,755,000
Costs and expenses:
  Cost of sales                     38,844,000    35,803,000     79,484,000     70,737,000
  Selling, general and
    administrative expenses         12,411,000    11,496,000     24,155,000     22,464,000
  Interest (income) expense, net       (58,000)      203,000        (70,000)       105,000
Income before income taxes           3,157,000     5,490,000      6,823,000     11,449,000
Provision for income taxes           1,140,000     2,180,000      2,730,000      4,530,000
Net income                         $ 2,017,000   $ 3,310,000   $  4,093,000   $  6,919,000
                                   ___________   ___________   ____________   ____________
                                   ___________   ___________   ____________   ____________




Weighted average number of
  common shares outstanding          4,257,564     4,238,362      4,255,882      4,235,767

Earnings per common share                 $.47          $.78          $ .96          $1.63

Cash dividends per common share           $.25          $.25           $.50           $.50



See accompanying notes to consolidated financial statements.

                                                                        Unaudited



                     INTERNATIONAL ALUMINUM CORPORATION
                              AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Six Months Ended
                                                            December 31,

                                                         1995          1994
Cash flows from operating activities:
  Net income                                         $ 4,093,000   $ 6,919,000
  Adjustments for noncash transactions:
    Depreciation and amortization                      2,516,000     2,322,000
  Changes in assets and liabilities:
    Receivables                                          505,000      (865,000)
    Inventories                                        3,387,000    (4,898,000)
    Prepaid expenses and other                          ( 66,000)     (467,000)
    Accounts payable                                     426,000      (315,000)
    Accrued liabilities and other                       (762,000)     (619,000)
    Income taxes payable                                (514,000)   (1,227,000)

    Net cash provided by operating activities          9,585,000       850,000

Cash flows from investing activities:
  Capital expenditures                                (4,228,000)   (2,582,000)
  Proceeds from sales of capital assets                  137,000     2,403,000
  Changes in investments                               2,213,000     5,202,000

    Net cash provided by (used in)
      investing activities                            (1,878,000)    5,023,000

Cash flows from financing activities:
  Repayment of long-term debt                           (285,000)     (422,000)
  Exercise of stock options                               79,000        61,000
  Dividends paid to shareholders                      (2,129,000)   (2,119,000)

    Net cash used in financing activities             (2,335,000)   (2,480,000)

Effect of exchange rate changes on cash                    1,000         8,000

Net change in cash and cash equivalents                5,373,000     3,401,000

Cash and cash equivalents at beginning
  of period                                            3,550,000     6,413,000

Cash and cash equivalents at end of period           $ 8,923,000   $ 9,814,000
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

                                                                    Unaudited



                   INTERNATIONAL ALUMINUM CORPORATION
                            AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Basis of Presentation

  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which consist solely of normal recurring adjustments unless otherwise disclosed) necessary to present fairly its financial position as of December 31, 1995 and June 30, 1995, and the results of operations for the three and six month periods ended December 31, 1995 and 1994, and the cash flows for the six month periods ended December 31, 1995 and 1994.

  The results of operations for the three and six month periods ended December 31, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

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

                                                                    Unaudited



                   INTERNATIONAL ALUMINUM CORPORATION
                            AND SUBSIDIARIES

       Management's Discussion and Analysis of Financial Condition
                        and Results of Operations




Significant Changes in Results of Operations:

  Net sales increased by $1,362,000 or 2.6% for the quarter ended December 31, 1995 and by $5,637,000 or 5.4% for the six months then ended when compared with the 1994 periods. These sales include significant increases posted by the Commercial Products Group, up $3,677,000 or 16.8% for the quarter and by $8,458,000 or 20.1% for the six months. These increases were partially offset by decreases posted by the Aluminum Extrusion Group, whose sales were down $2,341,000 or 18.3% for the quarter and $1,882,000 or 7.4% for the six months.

  Cost of sales as a percentage of net sales increased by 3.9% for the quarter ended December 31, 1995 and by 4.5% for the six months then ended when compared with the 1994 periods. These increases are primarily attributable to significantly decreased margins in the Aluminum Extrusion Group resulting from increased material costs coupled with declining selling prices. Additionally, substantially all of the Company's fabrication facilities incurred decreased margins associated with rising material costs.

  Selling, general and administrative expenses increased by $915,000 or 8.0% for the quarter and by $1,691,000 or 7.5% for the six month period. The increases primarily relate to additional selling costs associated with the expansion of the commercial products satellite warehouse program.

  The increase in net interest income for the six month period primarily reflects the significant decrease during the second quarter of the prior year of the market value of interest rate sensitive securities.

  The effective tax rate for the six months ended December 31, 1995 was 40.0% whereas the comparable period of fiscal year 1995 was 39.6%.

                                                                    Unaudited



Liquidity and Capital Resources:

  Working capital increased to $68,599,000 during the six months ended December 31, 1995, which represents an increase of $204,000 from June 30, 1995. The ratio of current assets to current liabilities is currently 4.8 as compared to 4.6 as of the beginning of the year.

  The Company's projected net capital expenditures for fiscal 1996 include $6,000,000 for scheduled expansion of production capacity in addition to the normal annual noncapitalized expenditures for replacement items. The Company anticipates financing these expenditures through internal cash flow and cash reserves.

The Company's line of credit remains unchanged from that noted in the June 30, 1995 Annual Report to Shareholders.

PART II.  OTHER INFORMATION


Item 4(c).  Submission of Matters to a Vote of Security Holders

  On October 26, 1995, the Company held its 1995 Annual Shareholders Meeting. Shareholders voted proxies representing 3,589,582 shares which was 84.4% of the 4,254,064 shares outstanding on the record date. The proposed slate of officers were elected with 3,568,846 shares and the selected independent accountants were ratified with 3,583,262 shares.

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

                                         International Aluminum Corporation
                                                     (Registrant)




Date     February 12, 1996                        DAVID C. TREINEN
                                                  David C. Treinen
                                          Senior Vice President - Finance
                                                 and Administration
                                           (Principal Financial Officer)




Date     February 12, 1996                      MITCHELL K. FOGELMAN
                                                Mitchell K. Fogelman
                                            Vice President - Controller
                                           (Principal Accounting Officer)