Form 10-Q
period 1996-03-31
INTERNATIONAL ALUMINUM CORP
filed 1996-05-14
CIK 51103

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549




               FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13
             OF THE SECURITIES EXCHANGE ACT OF 1934




For quarter ended March 31, 1996                   Commission File Number 1-7256






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

At May 1, 1996 there were 4,259,980 shares of Common Stock outstanding.





                              Page 1 of 10 Pages

                       INTERNATIONAL ALUMINUM CORPORATION
                                AND SUBSIDIARIES

                                     INDEX





                                                                     Page Nos.


PART I  Financial Information

     Consolidated Balance Sheets -
       March 31, 1996 and June 30, 1995                                  3

     Consolidated Statements of Income -
       three and nine month periods
       ended March 31, 1996 and 1995                                     5

     Consolidated Statements of Cash Flows -
       nine months ended March 31, 1996
       and 1995                                                          6

     Notes to Consolidated Financial Statements                          7

     Management's Discussion and Analysis of
       Financial Condition and Results of
       Operations                                                        8

     Signatures                                                         10



                                   PART I

                     INTERNATIONAL ALUMINUM CORPORATION
                              AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS



                                                   Unaudited         Audited
Assets                                          March 31, 1996    June 30, 1995
Current assets:

     Cash and cash equivalents                   $ 10,287,000     $  3,550,000
     Investments                                                     2,213,000
     Accounts receivable, net                      32,795,000       34,877,000
     Unbilled receivables                           1,067,000        1,222,000
     Inventories:
          Raw materials                            31,303,000       31,002,000
          Work-in-process                           2,435,000        3,463,000
          Finished goods                            7,201,000        7,308,000
     Prepaid expenses                               2,164,000        2,060,000
     Future income tax benefits                     1,596,000        1,596,000

             Total current assets                  88,848,000       87,291,000
                                                 ____________     ____________

Property, plant and equipment, at cost             98,894,000       97,412,000
Accumulated depreciation                          (52,992,000)     (52,567,000)

                                                   45,902,000       44,845,000
                                                 ____________     ____________

Other assets:

     Costs in excess of net assets of
       purchased businesses                         4,739,000        4,839,000
     Other                                                           1,129,000

                                                    4,739,000        5,968,000
                                                 ____________     ____________

                                                 $139,489,000     $138,104,000
                                                 ____________     ____________
                                                 ____________     ____________


See accompanying notes to consolidated financial statements.



                     INTERNATIONAL ALUMINUM CORPORATION
                              AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS



                                                   Unaudited         Audited
Liabilities and Shareholders' Equity            March 31, 1996    June 30, 1995
Current liabilities:

     Accounts payable                            $  8,569,000     $  7,820,000
     Accrued liabilities                            9,148,000        9,555,000
     Current portion of long-term debt                561,000          423,000
     Income taxes payable                             509,000        1,098,000

             Total current liabilities             18,787,000       18,896,000
                                                 ____________     ____________

Long-term debt                                        119,000          542,000
                                                 ____________     ____________

Other liabilities:

     Deferred income taxes                          4,496,000        4,496,000
     Other                                            382,000          399,000

                                                    4,878,000        4,895,000
                                                 ____________     ____________

Shareholders' equity                              115,705,000      113,771,000
                                                 ____________     ____________

                                                 $139,489,000     $138,104,000
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

                                                                                   Unaudited



                       INTERNATIONAL ALUMINUM CORPORATION
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                      Three Months Ended           Nine Months Ended
                                           March 31,                    March 31,

                                       1996          1995          1996           1995
Net sales                          $49,910,000   $53,966,000   $160,302,000   $158,721,000
Costs and expenses:
  Cost of sales                     36,213,000    35,982,000    115,697,000    106,719,000
  Selling, general and
    administrative expenses         11,755,000    12,782,000     35,910,000     35,246,000
  Interest (income) expense, net       (58,000)     (339,000)      (128,000)      (234,000)
Income before income taxes           2,000,000     5,541,000      8,823,000     16,990,000
Provision for income taxes             880,000     2,230,000      3,610,000      6,760,000
Net income                         $ 1,120,000   $ 3,311,000   $  5,213,000   $ 10,230,000
                                   ___________   ___________   ____________   ____________
                                   ___________   ___________   ____________   ____________




Weighted average number of
  common shares outstanding          4,258,405     4,238,885      4,256,691      4,236,705

Earnings per common share                 $.26          $.78          $1.22          $2.41

Cash dividends per common share           $.25          $.25           $.75           $.75



See accompanying notes to consolidated financial statements.

                                                                       Unaudited



                     INTERNATIONAL ALUMINUM CORPORATION
                              AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Nine Months Ended
                                                             March 31,

                                                         1996          1995
Cash flows from operating activities:
  Net income                                         $ 5,213,000   $10,230,000
  Adjustments for noncash transactions:
    Depreciation and amortization                      3,902,000     3,598,000
  Changes in assets and liabilities:
    Receivables                                        2,065,000    (1,026,000)
    Inventories                                          786,000   (11,549,000)
    Prepaid expenses and other                         1,014,000      (430,000)
    Accounts payable                                     832,000       395,000
    Accrued liabilities and other                       (374,000)     ( 78,000)
    Income taxes payable                                (590,000)     (715,000)

    Net cash provided by operating activities         12,848,000       425,000

Cash flows from investing activities:
  Capital expenditures                                (5,151,000)   (6,523,000)
  Proceeds from sales of capital assets                  192,000     2,491,000
  Changes in investments                               2,213,000     7,212,000

    Net cash provided by (used in)
      investing activities                            (2,746,000)    3,180,000

Cash flows from financing activities:
  Repayment of long-term debt                           (285,000)     (561,000)
  Exercise of stock options                              112,000        63,000
  Dividends paid to shareholders                      (3,194,000)   (3,179,000)

    Net cash used in financing activities             (3,367,000)   (3,677,000)

Effect of exchange rate changes on cash                    2,000        19,000

Net change in cash and cash equivalents                6,737,000       (53,000)

Cash and cash equivalents at beginning
  of period                                            3,550,000     6,413,000

Cash and cash equivalents at end of period           $10,287,000   $ 6,360,000
                                                     ___________   ___________
                                                     ___________   ___________



See accompanying notes to consolidated financial statements.

Unaudited



                   INTERNATIONAL ALUMINUM CORPORATION
                            AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Basis of Presentation

  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which consist solely of normal recurring adjustments unless otherwise disclosed) necessary to present fairly its financial position as of March 31, 1996 and June 30, 1995, and the results of operations for the three and nine month periods ended March 31, 1996 and 1995, and the cash flows for the nine month periods ended March 31, 1996 and 1995.

  The results of operations for the three and nine month periods ended March 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

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

                                                                   Unaudited



                   INTERNATIONAL ALUMINUM CORPORATION
                            AND SUBSIDIARIES

       Management's Discussion and Analysis of Financial Condition
                        and Results of Operations




Significant Changes in Results of Operations:

  Although net sales for the quarter ended March 31, 1996 decreased by $4,056,000 or 7.5% when compared with the 1995 period, the net sales for the related nine month period posted a small increase of $1,581,000 or 1.0% over the prior year period. The quarterly decrease primarily relates to a $3,603,000 or 23.5% decline in sales of the Aluminum Extrusion Group. The nine month period increase relates to a $8,448,000 or 13.0% increase posted by the Commercial Products Group which was mostly offset by a $5,485,000 or 13.4% decrease posted by the Aluminum Extrusion Group and a $1,392,000 or 3.5% decrease posted by the Residential Products Group.

  Cost of sales as a percentage of net sales increased by 5.9% for the quarter ended March 31, 1996 and by 5.0% for the nine months then ended when compared with the 1995 periods. The increases are primarily attributable to significantly decreased margins in the Aluminum Extrusion Group resulting from lower volume and declining selling prices. Also a factor are decreased margins in the Residential Products Group stemming from lower volume.

  Selling, general and administrative expenses decreased by $1,027,000 or 8.0% for the quarter but increased by $664,000 or 1.9% for the nine month period. The increase for the nine month period primarily relates to additional selling costs associated with the expansion of the commercial products satellite warehouse program. These increased costs were partially offset as distribution and administrative costs decreased during the third quarter associated with the decreased volumes of business.

  The decreases in net interest income for the three and nine month periods relate to significant increases in the market values of interest rate sensitive securities during the prior year quarter ended March 31, 1995.

  The effective tax rate for the nine months ended March 31, 1996 was 40.9% whereas the comparable period of fiscal year 1995 was 39.8%.

                                                                   Unaudited



Liquidity and Capital Resources:

  Working capital increased to $70,061,000 during the nine months ended
March 31, 1996, which represents an increase of $1,666,000 from June 30, 1995. The ratio of current assets to current liabilities is currently 4.7 as compared to 4.6 as of the beginning of the year.

The Company's projected net capital expenditures for fiscal 1996 include $6,500,000 for scheduled expansion of production capacity in addition to the normal annual noncapitalized expenditures for replacement items. The Company anticipates financing these expenditures through internal cash flow and cash reserves.

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

                                         International Aluminum Corporation
                                                     (Registrant)




Date     May 10, 1996                             DAVID C. TREINEN
                                                  David C. Treinen
                                          Senior Vice President - Finance
                                                 and Administration
                                           (Principal Financial Officer)




Date     May 10, 1996                           MITCHELL K. FOGELMAN
                                                Mitchell K. Fogelman
                                            Vice President - Controller
                                           (Principal Accounting Officer)