Form 10-K405
period 1996-06-30
INTERNATIONAL ALUMINUM CORP
filed 1996-09-23
CIK 51103

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1996         Commission File Number 1-7256

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

At September 10, 1996 there were 4,260,180 shares of Registrant's Common Stock outstanding. The aggregate market value of shares held by non-affiliates was $58,646,408 based on the Composite Tape closing price on that date.


                   DOCUMENTS INCORPORATED BY REFERENCE

Registrant's Annual Report to Shareholders for fiscal year ended June 30, 1996 is incorporated by reference into Parts I and II.

Registrant's Proxy Statement dated September 19, 1996 for the Annual Meeting of Shareholders to be held on October 31, 1996 is incorporated by reference, other than the performance graph and Compensation Committee Report, into Part III.

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

  b. INDUSTRY SEGMENTS, LINES OF BUSINESS AND CLASSES OF PRODUCTS

       This information is included on pages 4 and 13 respectively, of the Registrant's 1996 Annual Report to Shareholders and is hereby incorporated by reference.

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

      The Company currently has five extrusion presses at its Alhambra, California plant and four presses at its plant in Waxahachie, Texas.

      Aluminum extrusions produced by the Company are used in fabricating substantially all of its other aluminum products. In addition, during fiscal 1996 approximately 53% of the extrusions produced were sold to users in its own or other industries, including manufacturers of fixtures, electronic equipment, fitness products, sailboats, skylights and truck bodies. The Company furnishes design services to assist its customers in developing or better utilizing custom extrusions.

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

  Sales and Distribution

      The Company markets its residential products primarily to mass merchandisers, independent dealers and distributors, with whom the Company has no long-term contracts. Commercial building products are marketed primarily to glazing and tenant improvement contractors. Aluminum extrusions are marketed principally by direct sales to other manufacturers, some of which produce aluminum products of the Company's design. The Company's glass products are marketed to manufacturers, distributors and retailers.

      Each of the Company's subsidiaries has its own administrative and sales organizations. Sales are made largely in the United
  States and Europe.

      No customer accounted for more than 5% of net sales in 1996, and no material part of the business is dependent upon a single customer or a few customers, the loss of any one or more of whom would have a materially adverse effect on the business of the Company. The Company does business on a current basis and has no significant backlog of unfilled firm orders.

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

  Competition and Risk

      The business of International Aluminum is highly competitive. Competition in all product lines is on the basis of price, service and product quality. The manner and extent of such competition depends on the product being marketed and the relevant marketing area. In selling its residential products to mass merchandisers, dealers and distributors, the Company faces competition primarily from numerous fabricators. Several of the Company's major competitors in selling commercial products and aluminum extrusions are substantially larger, more diversified and have greater resources than the Company.

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

  Employees

      As of June 30, 1996, the Company had approximately 2,000 full-time employees.

  d.    FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

      The information concerning sales, net income and identifiable assets of foreign and domestic operations for fiscal years 1996, 1995 and 1994 is set forth in Note 9 to the consolidated financial statements included on page 13 of the Company's 1996
  Annual Report incorporated herein by reference.


  ITEM 2.  PROPERTIES

      The following table sets forth information concerning the
  location, size and use of the Company's present facilities:
                                 Square
           Location             Feet (1)               Use
  Building Products:
    Alhambra, California         221,000      Aluminum extrusions,
                                               foundry & finishing
    Waxahachie, Texas            272,000      Aluminum extrusions,
                                               foundry & finishing
    South Gate, California       189,000      Residential products
    Hayward, California          103,000      Residential products
    Phoenix, Arizona             100,000      Residential products
    Moreno Valley, California     67,000      Residential products
    Vernon, California           134,000      Commercial products
    Hayward, California           14,000(L)   Commercial products
    Seattle, Washington           15,000(L)   Commercial products
    Bedford Park, Illinois        81,000      Commercial products
    Baltimore, Maryland           16,000(L)   Commercial products
    Boston, Massachusetts         21,000(L)   Commercial products
    Waxahachie, Texas            159,000      Commercial products
    Denver, Colorado              16,000(L)   Commercial products
    Dallas, Texas                 17,000(L)   Commercial products
    Rock Hill, South Carolina     74,000      Commercial products
    Orlando, Florida              14,000(L)   Commercial products
    Atlanta, Georgia              18,000(L)   Commercial products
    Houston, Texas                57,000      Commercial products
    Dallas, Texas                 15,000      Commercial products
    Waxahachie, Texas             60,000      Commercial products
    Amsterdam, The Netherlands   165,000      Commercial and
                                               residential products

  Glass Products:
    South Gate, California        65,000(L)   Glass fabrication
    Rock Hill, South Carolina     84,000      Glass fabrication

  Administration:
    Monterey Park, California     19,000(L)   Executive offices

  ______________________

  (1) Includes manufacturing, warehouse and office space; excludes construction in process, parking and yard storage space.
  (L)  Indicates leased premises.

       Of the 1,996,000 square feet exhibited above, 1,781,000 square feet are owned by the Company. The balance of 215,000 square feet is leased under agreements expiring at various dates. The Company believes that its facilities are adequate for anticipated levels of operations.
                                   - 5 -

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

                                PART II

  ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
           STOCKHOLDER MATTERS

       The market and dividend information is included on pages 14 and 16 of the Company's 1996 Annual Report to Shareholders and is incorporated herein by reference.

            There are no restrictions of future cash dividends.

       There were approximately 600 shareholders of record of the Company's common stock at June 30, 1996.

  ITEM 6.  SELECTED FINANCIAL DATA

       Selected financial data pertaining to the Company for the last five years is set forth on page 4 of the Company's 1996
  Annual Report to Shareholders and is incorporated herein by reference.

  ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

       This information is set forth on pages 2 through 5 of the Company's 1996 Annual Report to Shareholders and is incorporated herein by reference.

  ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            See Part IV, Item 14.

  ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       There have been no disagreements which are required to be reported under the instructions to this item.


                               PART III

       The information required under Part III is contained in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held October 31, 1996, which information is incorporated herein by reference.

                                   PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                     Page
(a)  1.  Financial Statements
           Consolidated Financial Statements (See Note):
             Balance sheets - June 30, 1996 and 1995
             Statements for the three years ended June 30, 1996 -
               Income
               Shareholders' equity
               Cash flows
             Notes to consolidated financial statements

     2.  Financial Statement Schedules
           Report of Independent Accountants on Financial
             Statement Schedules                                      F-1
           Schedule for the three years ended June 30, 1996 -
             II  Valuation and qualifying accounts                    F-2

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

13.  Annual Report to Shareholders.

22.  Subsidiaries of the registrant.

23.  Consent of Price Waterhouse LLP (included on page F-1 herein).

27.  Financial Data Schedule.

(b) No reports on Form 8-K were required to be filed during the last quarter of 1996.


NOTE: The consolidated statements referred to above are included in the 1996 Annual Report to Shareholders and are incorporated herein by reference.


                                  SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                           INTERNATIONAL ALUMINUM CORPORATION

Date:  September 19, 1996                  By:       DAVID C. TREINEN
                                                     David C. Treinen
                                            Senior Vice President-Finance and
                                             Administration; Secretary and
                                             Chief Financial Officer


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Registrant and in the capacities and on the dates indicated.
       Signature                       Title                      Date

CORNELIUS C. VANDERSTAR    Chairman of the Board and       September 19, 1996
Cornelius C. Vanderstar     Chief Executive Officer


JOHN P. CUNNINGHAM         Director; President and         September 19, 1996
John P. Cunningham          Chief Operating Officer


DAVID C. TREINEN           Director; Senior Vice           September 19, 1996
David C. Treinen            President-Finance and
                            Administration; Secretary
                            and Chief Financial Officer

MITCHELL K. FOGELMAN       Vice President-Controller;      September 19, 1996
Mitchell K. Fogelman        and Chief Accounting Officer


HUGH E. CURRAN             Director                        September 19, 1996
Hugh E. Curran


JOEL F. McINTYRE           Director                        September 19, 1996
Joel F. McIntyre


ALEXANDER VAN DE POL       Director                        September 19, 1996
Alexander van de Pol


DONALD J. WILLFONG         Director                        September 19, 1996
Donald J. Willfong

                 REPORT OF INDEPENDENT ACCOUNTANTS ON
                     FINANCIAL STATEMENT SCHEDULE



  To the Board of Directors of
  International Aluminum Corporation


  Our audits of the consolidated financial statements referred to in our report dated August 20, 1996 appearing on page 15 of the 1996 Annual Report to Shareholders of International Aluminum Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)2 of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



  PRICE WATERHOUSE LLP

  Los Angeles, California
  August 20, 1996



                                                       Exhibit 23

                  CONSENT OF INDEPENDENT ACCOUNTANTS



  We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33-57109) of International Aluminum Corporation of our report dated August 20, 1996 appearing on page 15 of the Annual Report to Shareholders which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report on the Financial Statement Schedule which appears on page F-1 of this Form 10-K.



  PRICE WATERHOUSE LLP

  Los Angeles, California
  September 19, 1996

            INTERNATIONAL ALUMINUM CORPORATION AND SUBSIDIARIES

              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  For The Three Years Ended June 30, 1996


                    Balance at    Amounts     Amounts    Balance at
                    Beginning     Charged     Written       End
   Description       of Year     to Income      Off       of Year

Reserves for
 doubtful accounts

    1996              $773,000    $394,000    $596,000    $571,000

    1995               815,000     376,000     418,000     773,000

    1994               673,000     647,000     505,000     815,000


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

                                                    Jurisdiction of
              Name of Subsidiary                     Organization


International Window Corporation                    California
International Extrusion Corporation                 California
United States Aluminum Corporation                  California
General Window Corporation*                         California
International California Glass Corporation          California
United States Aluminum Corporation-Illinois         California
International Window-Arizona, Inc.                  California
United States Aluminum Corporation-Texas            Texas
International Extrusion Corporation-Texas           California
United States Aluminum Corporation-Carolina         California
International Carolina Glass Corporation            California
Ragland Manufacturing Company, Inc.                 Texas
Maestro Products, Inc.                              California
Eland-Brandt, B.V.                                  The Netherlands

______________________________________________
* dba International Window-Northern California






















                                Exhibit 22