Form 10-Q
period 1996-09-30
INTERNATIONAL ALUMINUM CORP
filed 1996-11-14
CIK 51103

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549




               FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13
             OF THE SECURITIES EXCHANGE ACT OF 1934




For quarter ended September 30, 1996               Commission File Number 1-7256






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

At November 1, 1996 there were 4,261,580 shares of Common Stock outstanding.





                              Page 1 of 9 Pages

                       INTERNATIONAL ALUMINUM CORPORATION
                                AND SUBSIDIARIES

                                     INDEX





                                                                     Page Nos.


PART I  Financial Information

     Consolidated Balance Sheets -
       September 30, 1996 and June 30, 1996                              3

     Consolidated Statements of Income -
       three months ended September 30,
       1996 and 1995                                                     5

     Consolidated Statements of Cash Flows -
       three months ended September 30,
       1996 and 1995                                                     6

     Notes to Consolidated Financial Statements                          7

     Management's Discussion and Analysis of
       Financial Condition and Results of
       Operations                                                        8

     Signatures                                                          9



                                   PART I

                     INTERNATIONAL ALUMINUM CORPORATION
                              AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS



                                                   Unaudited         Audited
Assets                                          Sept. 30, 1996    June 30, 1996
Current assets:

     Cash and cash equivalents                   $  5,860,000     $ 13,230,000
     Accounts receivable, net                      33,960,000       34,498,000
     Unbilled receivables                             590,000          823,000
     Inventories:
          Raw materials                            29,939,000       29,667,000
          Work-in-process                           1,998,000        2,252,000
          Finished goods                            7,835,000        7,663,000
     Prepaid expenses and deposits                 12,124,000        2,712,000
     Future income tax benefits                     1,350,000        1,350,000

             Total current assets                  93,656,000       92,195,000
                                                 ____________     ____________

Property, plant and equipment, at cost             98,187,000       98,298,000
Accumulated depreciation                          (54,259,000)     (53,356,000)

                                                   43,928,000       44,942,000
                                                 ____________     ____________

Other assets:

     Costs in excess of net assets of
       purchased businesses                         4,641,000        4,706,000
                                                 ____________     ____________

                                                 $142,225,000     $141,843,000
                                                 ____________     ____________
                                                 ____________     ____________


See accompanying notes to consolidated financial statements.



                     INTERNATIONAL ALUMINUM CORPORATION
                              AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS



                                                   Unaudited         Audited
Liabilities and Shareholders' Equity            Sept. 30, 1996    June 30, 1996
Current liabilities:

     Accounts payable                            $  9,854,000     $  9,648,000
     Accrued liabilities                            8,659,000        9,343,000
     Current portion of long-term debt                403,000          542,000
     Income taxes payable                           1,355,000          766,000

             Total current liabilities             20,271,000       20,299,000
                                                 ____________     ____________

Other liabilities:

     Deferred income taxes                          4,337,000        4,337,000
     Other                                            333,000          325,000

                                                    4,670,000        4,662,000
                                                 ____________     ____________

Shareholders' equity                              117,284,000      116,882,000
                                                 ____________     ____________

                                                 $142,225,000     $141,843,000
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

                                                                     Unaudited



                     INTERNATIONAL ALUMINUM CORPORATION
                              AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF INCOME

                                                       Three Months Ended
                                                          September 30,

                                                       1996            1995
Net sales                                          $56,928,000     $56,038,000
Costs and expenses:
  Cost of sales                                     40,838,000      40,640,000
  Selling, general and
    administrative expenses                         13,801,000      11,744,000
  Interest (income) expense, net                       (97,000)        (12,000)

Income before income taxes                           2,386,000       3,666,000
Provision for income taxes                           1,050,000       1,590,000

Net income                                         $ 1,336,000     $ 2,076,000
                                                   ___________     ___________
                                                   ___________     ___________





Weighted average number of
  common shares outstanding                          4,260,530       4,254,520

Earnings per common share                                 $.31            $.49

Cash dividends per common share                           $.25            $.25


See accompanying notes to consolidated financial statements.

                                                                     Unaudited



                     INTERNATIONAL ALUMINUM CORPORATION
                              AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Three Months Ended
                                                           September 30,

                                                         1996          1995
Cash flows from operating activities:
  Net income                                         $ 1,336,000   $ 2,076,000
  Adjustments for noncash transactions:
    Depreciation and amortization                      1,299,000     1,181,000
    Writedown of long-lived assets                       888,000
  Changes in assets and liabilities:
    Receivables                                          866,000    (1,590,000)
    Inventories                                         (164,000)      809,000
    Prepaid expenses and other                          (688,000)     (801,000)
    Accounts payable                                     174,000     2,578,000
    Accrued liabilities and other                       (703,000)   (1,203,000)
    Income taxes payable                                 589,000       899,000

    Net cash provided by operating activities          3,597,000     3,949,000

Cash flows from investing activities:
  Capital expenditures                                (1,079,000)   (1,961,000)
  Proceeds from sales of capital assets                   25,000        34,000
  Acquisitions of businesses                          (8,720,000)
  Changes in investments                                             1,766,000

    Net cash used in investing activities             (9,774,000)     (161,000)

Cash flows from financing activities:
  Repayment of long-term debt                           (139,000)     (140,000)
  Exercise of stock options                               21,000        66,000
  Dividends paid to shareholders                      (1,065,000)   (1,064,000)

    Net cash used in financing activities             (1,183,000)   (1,138,000)

Effect of exchange rate changes on cash                  (10,000)       10,000

Net change in cash and cash equivalents               (7,370,000)    2,660,000

Cash and cash equivalents at beginning
  of period                                           13,230,000     3,550,000

Cash and cash equivalents at end of period           $ 5,860,000   $ 6,210,000
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

                                                                  Unaudited



                   INTERNATIONAL ALUMINUM CORPORATION
                            AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Basis of Presentation

  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which consist solely of normal recurring adjustments unless otherwise disclosed) necessary to present fairly its financial position as of September 30, 1996 and June 30, 1996, and the results of operations and cash flows for the three month periods ended September 30, 1996 and 1995.

  The results of operations for the three month periods ended September 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

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



Subsequent Events

  On October 1, 1996, the Company completed the purchase of Orca Coatings Ltd. ("Orca") of Surrey, British Columbia, Canada. Orca is an architectural coatings applicator and a distributor of storefront and architectural metal products.

  On October 1, 1996, the Company also completed the purchase of Altura Architectural Products, Inc. ("Altura") of Houston, Texas. Altura is a manufacturer of interior aluminum office fronts.

  Both of the above purchases were made with cash from the Company's existing cash reserves. These payments were made during September 1996 and are included in "Deposits" on the accompanying September 30, 1996 balance sheets.

                                                                  Unaudited



                   INTERNATIONAL ALUMINUM CORPORATION
                            AND SUBSIDIARIES

       Management's Discussion and Analysis of Financial Condition
                        and Results of Operations




Significant Changes in Results of Operations:

  The increase in net sales for the quarter ended September 30, 1996 of $890,000 or 1.6% from the comparable quarter of fiscal year 1996 is comprised solely of the net increase in domestic sales. The net sales include increases posted by the Commercial Products Group, up $1,106,000 or 4.4% and by the Residential Products Group, up $573,000 or 4.3%. These increases were partially offset by a $709,000 or 15.1% decrease posted by the Glass Products Group.

  The cost of sales as a percentage of net sales was 71.7% for the quarter ended September 30, 1996 as opposed to 72.5% for the comparable prior year period. This decrease is primarily attributable to slightly increased margins in the Aluminum Extrusion Group resulting from decreased material costs. Additionally, substantially all of the Company's fabrication facilities incurred increased margins associated with declining material costs.

  Selling, general and administrative expenses for the quarter were $2,057,000 higher than those of the comparable quarter of the prior year. This increase is comprised of a $650,000 or 5.5% increase in usual costs associated with the increased sales volume, a $519,000 increase in retrospective charges for workers compensation insurance and a $888,000 non-recurring writedown of long-lived assets.

  The increase in net interest income for the quarter relates to the significantly increased level of funds available for investment during the quarter.

  The effective tax rate for the quarter ended September 30, 1996 was 44.0% whereas the comparable quarter of fiscal year 1996 was 43.4%.



Liquidity and Capital Resources:

  Working capital increased to $73,385,000 during the three months ended September 30, 1996, an increase of $1,489,000 from June 30, 1996. The ratio of current assets to current liabilities is currently 4.6 as compared to 4.5 as of the beginning of the year.

  Other than the cash purchases of the two companies effective October 1, 1996 (see the Subsequent Events note), the Company's projected capital expenditures for fiscal 1997 and related financing remain unchanged from those described in the June 30, 1996 Annual Report. The Company's line of credit remains unchanged from that noted in the June 30, 1996 Annual Report to Shareholders.

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

                                         International Aluminum Corporation
                                                     (Registrant)




Date     November 13, 1996                        DAVID C. TREINEN
                                                  David C. Treinen
                                          Senior Vice President - Finance
                                                 and Administration
                                           (Principal Financial Officer)




Date     November 13, 1996                      MITCHELL K. FOGELMAN
                                                Mitchell K. Fogelman
                                            Vice President - Controller
                                           (Principal Accounting Officer)