Form 10-Q
period 1996-12-31
INTERNATIONAL ALUMINUM CORP
filed 1997-02-14
CIK 51103

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549




               FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13
             OF THE SECURITIES EXCHANGE ACT OF 1934




For quarter ended December 31, 1996                Commission File Number 1-7256






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

At February 3, 1997 there were 4,263,469 shares of Common Stock outstanding.





                              Page 1 of 11 Pages

                       INTERNATIONAL ALUMINUM CORPORATION
                                AND SUBSIDIARIES

                                     INDEX





                                                                     Page Nos.


PART I  Financial Information

     Consolidated Balance Sheets -
       December 31, 1996 and June 30, 1996                               3

     Consolidated Statements of Income -
       three and six month periods
       ended December 31, 1996 and 1995                                  5

     Consolidated Statements of Cash Flows -
       six months ended December 31, 1996
       and 1995                                                          6

     Notes to Consolidated Financial Statements                          7

     Management's Discussion and Analysis of
       Financial Condition and Results of
       Operations                                                        8


PART II  Other Information

     Item 4.  Submission of Matters to a Vote of
       Security Holders                                                 10

     Signatures                                                         11



                                   PART I

                     INTERNATIONAL ALUMINUM CORPORATION
                              AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS



                                                   Unaudited         Audited
Assets                                           Dec. 31, 1996    June 30, 1996
Current assets:

     Cash and cash equivalents                   $  7,959,000     $ 13,230,000
     Accounts receivable, net                      33,539,000       34,498,000
     Unbilled receivables                             868,000          823,000
     Inventories:
          Raw materials                            30,254,000       29,667,000
          Work-in-process                           1,771,000        2,252,000
          Finished goods                            8,718,000        7,663,000
     Prepaid expenses                               2,391,000        2,712,000
     Future income tax benefits                     1,350,000        1,350,000

             Total current assets                  86,850,000       92,195,000
                                                 ____________     ____________

Property, plant and equipment, at cost             98,329,000       98,298,000
Accumulated depreciation                          (52,662,000)     (53,356,000)

                                                   45,667,000       44,942,000
                                                 ____________     ____________

Other assets:

     Costs in excess of net assets of
       purchased businesses                        10,560,000        4,706,000
                                                 ____________     ____________

                                                 $143,077,000     $141,843,000
                                                 ____________     ____________
                                                 ____________     ____________


See accompanying notes to consolidated financial statements.



                     INTERNATIONAL ALUMINUM CORPORATION
                              AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS



                                                   Unaudited         Audited
Liabilities and Shareholders' Equity             Dec. 31, 1996    June 30, 1996
Current liabilities:

     Accounts payable                            $  9,962,000     $  9,648,000
     Accrued liabilities                           10,135,000        9,343,000
     Current portion of long-term debt                119,000          542,000
     Income taxes payable                             855,000          766,000

             Total current liabilities             21,071,000       20,299,000
                                                 ____________     ____________

Other liabilities:

     Deferred income taxes                          4,337,000        4,337,000
     Other                                            321,000          325,000

                                                    4,658,000        4,662,000
                                                 ____________     ____________

Shareholders' equity                              117,348,000      116,882,000
                                                 ____________     ____________

                                                 $143,077,000     $141,843,000
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

                                                                                  Unaudited



                       INTERNATIONAL ALUMINUM CORPORATION
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                      Three Months Ended             Six Months Ended
                                          December 31,                 December 31,

                                       1996          1995          1996           1995
Net sales                          $56,161,000   $54,354,000   $113,089,000   $110,392,000
Costs and expenses:
  Cost of sales                     40,350,000    38,844,000     81,188,000     79,484,000
  Selling, general and
    administrative expenses         13,455,000    12,411,000     27,256,000     24,155,000
  Interest (income) expense, net        13,000       (58,000)       (84,000)       (70,000)
Income before income taxes           2,343,000     3,157,000      4,729,000      6,823,000
Provision for income taxes           1,070,000     1,140,000      2,120,000      2,730,000
Net income                         $ 1,273,000   $ 2,017,000   $  2,609,000   $  4,093,000
                                   ___________   ___________   ____________   ____________
                                   ___________   ___________   ____________   ____________




Weighted average number of
  common shares outstanding          4,262,348     4,257,564      4,261,419      4,255,882

Earnings per common share                 $.30          $.47          $ .61          $ .96

Cash dividends per common share           $.25          $.25           $.50           $.50



See accompanying notes to consolidated financial statements.

                                                                      Unaudited



                     INTERNATIONAL ALUMINUM CORPORATION
                              AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Six Months Ended
                                                            December 31,

                                                         1996          1995
Cash flows from operating activities:
  Net income                                         $ 2,609,000   $ 4,093,000
  Adjustments for noncash transactions:
    Depreciation and amortization                      2,712,000     2,516,000
    Writedown of long-lived assets                       888,000
  Changes in assets and liabilities:
    Receivables                                        2,806,000       505,000
    Inventories                                          266,000     3,387,000
    Prepaid expenses                                     364,000       (66,000)
    Accounts payable                                    (914,000)      426,000
    Accrued liabilities and other                       (776,000)     (762,000)
    Income taxes payable                                 (30,000)     (514,000)

    Net cash provided by operating activities          7,925,000     9,585,000

Cash flows from investing activities:
  Capital expenditures                                (3,881,000)   (4,228,000)
  Proceeds from sales of capital assets                  175,000       137,000
  Acquisitions of businesses, net of cash acquired    (6,971,000)
  Changes in investments                                             2,213,000

    Net cash used in investing activities            (10,677,000)   (1,878,000)

Cash flows from financing activities:
  Repayment of long-term debt                           (423,000)     (285,000)
  Exercise of stock options                               35,000        79,000
  Dividends paid to shareholders                      (2,131,000)   (2,129,000)

    Net cash used in financing activities             (2,519,000)   (2,335,000)

Effect of exchange rate changes on cash                                  1,000

Net change in cash and cash equivalents               (5,271,000)    5,373,000

Cash and cash equivalents at beginning
  of period                                           13,230,000     3,550,000

Cash and cash equivalents at end of period           $ 7,959,000   $ 8,923,000
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

                                                                  Unaudited



                   INTERNATIONAL ALUMINUM CORPORATION
                            AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Basis of Presentation

  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which consist solely of normal recurring adjustments unless otherwise disclosed) necessary to present fairly its financial position as of December 31, 1996 and June 30, 1996, and the results of operations for the three and six month periods ended December 31, 1996 and 1995, and the cash flows for the six month periods ended December 31, 1996 and 1995.

  The results of operations for the three and six month periods ended December 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year.

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


Acquisitions

  On October 1, 1996, the Company completed the purchase of Orca Coatings Ltd. ("Orca") of Surrey, British Columbia, Canada. Orca is an architectural coatings applicator and a distributor of storefront and architectural metal products. Effective with the acquisition, the company will be known as Orca Architectural Aluminum Ltd. and will be a member of the Commercial Products Group.

  On October 1, 1996, the Company also completed the purchase of Altura Architectural Products, Inc. ("Altura") of Houston, Texas. Altura is a manufacturer of interior aluminum office fronts. Altura's product line and operations are very similar to those of the Company's Ragland Manufacturing subsidiary, also of Houston. Altura was merged into Ragland and the combined entity will operate as Raco Altura in the Commercial Products Group.

  The above acquisitions were made with $6,971,000 of cash from the Company's existing cash reserves. The estimated fair market value of net assets acquired is $897,000. The $6,074,000 excess of purchase price over the estimated fair value was allocated to goodwill and is being amortized on a straight line basis over periods of 5 to 30 years.

                                                                  Unaudited



                   INTERNATIONAL ALUMINUM CORPORATION
                            AND SUBSIDIARIES

       Management's Discussion and Analysis of Financial Condition
                        and Results of Operations




Significant Changes in Results of Operations:

  Net sales increased by $1,807,000 or 3.3% for the quarter ended December 31, 1996 and by $2,697,000 or 2.4% for the six months then ended when compared with the 1995 periods. These sales include significant increases posted by the Commercial Products Group, up $3,286,000 or 12.8% for the quarter and by $4,392,000 or 8.7% for the six months. These increases were partially offset by decreases posted by the Glass Products Group, whose sales were down $738,000 or 17.8% for the quarter and $1,447,000 or 16.3% for the six months and by the Residential Products Group, whose sales were down $1,040,000 or 7.4% for the quarter and $468,000 or 1.7% for the six months.

  Cost of sales as a percentage of net sales increased by 0.3% for the quarter ended December 31, 1995 but declined by 0.2% for the six months then ended when compared with the 1995 periods. The decrease for the six months is primarily attributable to slightly increased margins in the Aluminum Extrusion Group resulting from decreased material costs. Additionally, substantially all of the Company's fabrication facilities incurred increased margins for the six months associated with declining material costs. These improvements were offset during the quarter by inventory and asset writedowns related to the purchase of Altura.

  Selling, general and administrative expenses increased by $1,044,000 or 8.4% for the quarter and by $3,101,000 or 12.8% for the six month period. The continuing portion of these increases primarily relate to additional selling costs associated with the expansion of the commercial products satellite warehouse program. The non-recurring portion of the increases relate to a writedown of long-lived assets and a retrospective charge for workers compensation insurance during the first quarter and a charge for asset writedowns and restructuring related to the purchase of Altura during the second quarter.

  The decrease in net interest income for the quarter directly relates to the significantly decreased level of funds available for investment due to the cash purchase of the two companies (see the Acquisitions note).

  The effective tax rate for the six months ended December 31, 1996 was 44.8% whereas the comparable period of fiscal year 1996 was 40.0%. This increase is primarily related to incurrence of foreign pretax losses for which the Company realized no tax benefit due to the lack of available loss carryback provisions.

                                                                  Unaudited



Liquidity and Capital Resources:

  Working capital decreased to $65,779,000 during the six month period ended December 31, 1996, which is a decrease of $6,117,000 from June 30, 1996. This decrease directly relates to the cash purchase of the two companies (see the Acquisitions note). The ratio of current assets to current liabilities is currently 4.1 as compared to 4.5 as of the beginning of the year.

  In addition to the completed cash purchases of the two companies (see the Acquisitions note) the Company's projected net capital expenditures for fiscal 1997 include $8,000,000 for scheduled expansion of production capacity in addition to the normal annual noncapitalized expenditures for replacement items. The Company anticipates financing these expenditures through internal cash flow and cash reserves.

  The Company's line of credit remains unchanged from that noted in the June 30, 1996 Annual Report to Shareholders.

PART II.  OTHER INFORMATION


Item 4(c).  Submission of Matters to a Vote of Security Holders

  On October 31, 1996, the Company held its 1996 Annual Shareholders Meeting. Shareholders voted proxies representing 4,073,042 shares which was 95.6% of the 4,260,180 shares outstanding on the record date. The proposed slate of directors were elected with 4,054,681 shares and the selected independent accountants were ratified with 4,066,482 shares.

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

                                         International Aluminum Corporation
                                                     (Registrant)




Date     February 13, 1997                        DAVID C. TREINEN
                                                  David C. Treinen
                                          Senior Vice President - Finance
                                                 and Administration
                                           (Principal Financial Officer)




Date     February 13, 1997                      MITCHELL K. FOGELMAN
                                                Mitchell K. Fogelman
                                            Vice President - Controller
                                           (Principal Accounting Officer)