Form 10-Q
period 1997-03-31
INTERNATIONAL ALUMINUM CORP
filed 1997-05-14
CIK 51103

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549




               FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13
             OF THE SECURITIES EXCHANGE ACT OF 1934




For quarter ended March 31, 1997                   Commission File Number 1-7256






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

At May 1, 1997 there were 4,265,869 shares of Common Stock outstanding.





                              Page 1 of 10 Pages

                       INTERNATIONAL ALUMINUM CORPORATION
                                AND SUBSIDIARIES

                                     INDEX





                                                                     Page Nos.


PART I  Financial Information

     Consolidated Balance Sheets -
       March 31, 1997 and June 30, 1996                                  3

     Consolidated Statements of Income -
       three and nine month periods
       ended March 31, 1997 and 1996                                     5

     Consolidated Statements of Cash Flows -
       nine months ended March 31, 1997
       and 1996                                                          6

     Notes to Consolidated Financial Statements                          7

     Management's Discussion and Analysis of
       Financial Condition and Results of
       Operations                                                        8

     Signatures                                                         10



                                   PART I

                     INTERNATIONAL ALUMINUM CORPORATION
                              AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS



                                                   Unaudited         Audited
Assets                                          March 31, 1997    June 30, 1996
Current assets:

     Cash and cash equivalents                   $  4,784,000     $ 13,230,000
     Accounts receivable, net                      33,738,000       34,498,000
     Unbilled receivables                             891,000          823,000
     Inventories:
          Raw materials                            32,373,000       29,667,000
          Work-in-process                           2,700,000        2,252,000
          Finished goods                            8,271,000        7,663,000
     Prepaid expenses                               1,760,000        2,712,000
     Future income tax benefits                     1,350,000        1,350,000

             Total current assets                  85,867,000       92,195,000
                                                 ____________     ____________

Property, plant and equipment, at cost             99,223,000       98,298,000
Accumulated depreciation                          (53,114,000)     (53,356,000)

                                                   46,109,000       44,942,000
                                                 ____________     ____________

Other assets:

     Costs in excess of net assets of
       purchased businesses                        10,425,000        4,706,000
                                                 ____________     ____________

                                                 $142,401,000     $141,843,000
                                                 ____________     ____________
                                                 ____________     ____________


See accompanying notes to consolidated financial statements.



                     INTERNATIONAL ALUMINUM CORPORATION
                              AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS



                                                   Unaudited         Audited
Liabilities and Shareholders' Equity            March 31, 1997    June 30, 1996
Current liabilities:

     Accounts payable                            $  9,986,000     $  9,648,000
     Accrued liabilities                           10,163,000        9,343,000
     Current portion of long-term debt                119,000          542,000
     Income taxes payable                             624,000          766,000

             Total current liabilities             20,892,000       20,299,000
                                                 ____________     ____________

Other liabilities:

     Deferred income taxes                          4,337,000        4,337,000
     Other                                            291,000          325,000

                                                    4,628,000        4,662,000
                                                 ____________     ____________

Shareholders' equity                              116,881,000      116,882,000
                                                 ____________     ____________

                                                 $142,401,000     $141,843,000
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

                                                                              Unaudited



                       INTERNATIONAL ALUMINUM CORPORATION
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                      Three Months Ended            Nine Months Ended
                                           March 31,                    March 31,

                                       1997          1996          1997           1996
Net sales                          $53,593,000   $49,910,000   $166,682,000   $160,302,000
Costs and expenses:
  Cost of sales                     39,053,000    36,213,000    120,241,000    115,697,000
  Selling, general and
    administrative expenses         12,997,000    11,755,000     40,253,000     35,910,000
  Interest (income) expense, net        (7,000)      (58,000)       (91,000)      (128,000)
Income before income taxes           1,550,000     2,000,000      6,279,000      8,823,000
Provision for income taxes             650,000       880,000      2,770,000      3,610,000
Net income                         $   900,000   $ 1,120,000   $  3,509,000   $  5,213,000
                                   ___________   ___________   ____________   ____________
                                   ___________   ___________   ____________   ____________




Weighted average number of
  common shares outstanding          4,264,474     4,258,405      4,262,474      4,256,691

Earnings per common share                 $.21          $.26           $.82          $1.22

Cash dividends per common share           $.25          $.25           $.75           $.75



See accompanying notes to consolidated financial statements.

                                                                    Unaudited



                     INTERNATIONAL ALUMINUM CORPORATION
                              AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Nine Months Ended
                                                             March 31,

                                                         1997          1996
Cash flows from operating activities:
  Net income                                         $ 3,509,000   $ 5,213,000
  Adjustments for noncash transactions:
    Depreciation and amortization                      3,789,000     3,902,000
    Writedown of long-lived assets                       888,000
  Changes in assets and liabilities:
    Receivables                                        2,235,000     2,065,000
    Inventories                                       (2,437,000)      786,000
    Prepaid expenses                                     986,000     1,014,000
    Accounts payable                                    (730,000)      832,000
    Accrued liabilities and other                       (676,000)     (374,000)
    Income taxes payable                                (259,000)     (590,000)

    Net cash provided by operating activities          7,305,000    12,848,000

Cash flows from investing activities:
  Capital expenditures                                (5,508,000)   (5,151,000)
  Proceeds from sales of capital assets                  223,000       192,000
  Acquisition of businesses, net of cash acquired     (6,971,000)
  Changes in investments                                             2,213,000

    Net cash used in investing activities             (12,256,000)   (2,746,000)

Cash flows from financing activities:
  Repayment of long-term debt                           (423,000)     (285,000)
  Exercise of stock options                               73,000       112,000
  Dividends paid to shareholders                      (3,198,000)   (3,194,000)

    Net cash used in financing activities             (3,548,000)   (3,367,000)

Effect of exchange rate changes on cash                   53,000         2,000

Net change in cash and cash equivalents               (8,446,000)    6,737,000

Cash and cash equivalents at beginning
  of period                                           13,230,000     3,550,000

Cash and cash equivalents at end of period           $ 4,784,000   $10,287,000
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

                                                                 Unaudited



                   INTERNATIONAL ALUMINUM CORPORATION
                            AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Basis of Presentation

  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which consist solely of normal recurring adjustments unless otherwise disclosed) necessary to present fairly its financial position as of March 31, 1997 and June 30, 1996, and the results of operations for the three and nine month periods ended March 31, 1997 and 1996, and the cash flows for the nine month periods ended March 31, 1997 and 1996.

  The results of operations for the three and nine month periods ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

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

                                                                 Unaudited



                   INTERNATIONAL ALUMINUM CORPORATION
                            AND SUBSIDIARIES

       Management's Discussion and Analysis of Financial Condition
                        and Results of Operations




Significant Changes in Results of Operations:

  Net sales increased by $3,683,000 or 7.4% for the quarter ended March 31, 1997 and by $6,380,000 or 4.0% for the nine months then ended when compared with the 1996 period. These sales include increases posted by the Commercial Products Group, up $1,775,000 or 7.8% for the quarter and by $6,167,000 or 8.4% for the nine months. The sales for the quarter also included an increase of $2,631,000 or 22.4% posted by the Aluminum Extrusion Group.

  Cost of sales as a percentage of net sales increased by 0.3% for the quarter ended March 31, 1997 but declined by 0.1% for the nine months then ended when compared with the 1996 periods. The decrease for the nine months is primarily attributable to increased margins in the Aluminum Extrusion Group resulting from decreased material costs. This was partially offset with inventory and asset writedowns during the second quarter related to the purchase of Altura and additional workers compensation insurance expense recorded during the third quarter related to a major industrial accident during the current year.

  Selling, general and administrative expenses increased by $1,242,000 or 10.6% for the quarter and by $4,343,000 or 12.1% for the nine month period. The continuing portion of these increases primarily relate to additional selling costs associated with the expansion of the commercial products satellite warehouse program as well as sales personnel and marketing programs associated with the purchase of Altura. The non-recurring portion of the increases relate to a writedown of long-lived assets during the first quarter, a charge for asset writedowns and restructuring related to the purchase of Altura during the second quarter and retrospective charges for prior years workers compensation insurance during the first and third quarters. The retrospective adjustments had been positive in recent years but took a substantial swing to the negative during this fiscal year.

  The decreases in net interest income for the three and nine month periods relate to the significantly decreased level of funds available for investment due to the cash purchase of the two companies (see the Acquisitions note).

  The effective tax rate for the nine months ended March 31, 1997 was 44.1% whereas the comparable period of fiscal year 1996 was 40.9%. This increase is primarily related to incurrence of foreign pretax losses for which the Company realized no tax benefit due to the lack of available loss carryback provisions.

                                                                 Unaudited



Liquidity and Capital Resources:

  Working capital decreased to $64,975,000 during the nine months ended
March 31, 1997, which represents a decrease of $6,921,000 from June 30, 1996. The ratio of current assets to current liabilities is currently 4.1 as compared to 4.5 as of the beginning of the year.

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

                                         International Aluminum Corporation
                                                     (Registrant)




Date     May 12, 1997                             DAVID C. TREINEN
                                                  David C. Treinen
                                          Senior Vice President - Finance
                                                 and Administration
                                           (Principal Financial Officer)




Date     May 12, 1997                           MITCHELL K. FOGELMAN
                                                Mitchell K. Fogelman
                                            Vice President - Controller
                                           (Principal Accounting Officer)