Form 10-Q
period 1997-09-30
INTERNATIONAL ALUMINUM CORP
filed 1997-11-13
CIK 51103

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549




               FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13
             OF THE SECURITIES EXCHANGE ACT OF 1934




For quarter ended September 30, 1997               Commission File Number 1-7256






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

At November 3, 1997 there were 4,289,494 shares of Common Stock outstanding.





                              Page 1 of 9 Pages

                       INTERNATIONAL ALUMINUM CORPORATION
                                AND SUBSIDIARIES

                                     INDEX





                                                                     Page Nos.


PART I  Financial Information

     Consolidated Balance Sheets -
       September 30, 1997 and June 30, 1997                              3

     Consolidated Statements of Income -
       three months ended September 30,
       1997 and 1996                                                     5

     Consolidated Statements of Cash Flows -
       three months ended September 30,
       1997 and 1996                                                     6

     Notes to Consolidated Financial Statements                          7

     Management's Discussion and Analysis of
       Financial Condition and Results of
       Operations                                                        8

     Signatures                                                          9



                                   PART I

                     INTERNATIONAL ALUMINUM CORPORATION
                              AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS



                                                   Unaudited         Audited
Assets                                          Sept. 30, 1997    June 30, 1997
Current assets:

     Cash and cash equivalents                   $  7,968,000     $  6,485,000
     Accounts receivable, net                      36,666,000       35,773,000
     Unbilled receivables                           1,028,000          885,000
     Inventories:
          Raw materials                            31,468,000       32,275,000
          Work-in-process                           1,995,000        2,320,000
          Finished goods                            7,170,000        7,398,000
     Prepaid expenses and deposits                  2,452,000        1,834,000
     Future income tax benefits                     1,289,000        1,289,000

             Total current assets                  90,036,000       88,259,000
                                                 ____________     ____________

Property, plant and equipment, at cost            100,831,000       99,564,000
Accumulated depreciation                          (54,422,000)     (53,600,000)

                                                   46,409,000       45,964,000
                                                 ____________     ____________

Other assets:

     Costs in excess of net assets of
       purchased businesses                        10,156,000       10,290,000
     Other                                            526,000          528,000

                                                   10,682,000       10,818,000


                                                 $147,127,000     $145,041,000
                                                 ____________     ____________
                                                 ____________     ____________


See accompanying notes to consolidated financial statements.



                     INTERNATIONAL ALUMINUM CORPORATION
                              AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS



                                                   Unaudited         Audited
Liabilities and Shareholders' Equity            Sept. 30, 1997    June 30, 1997
Current liabilities:

     Accounts payable                            $ 10,324,000     $  9,417,000
     Accrued liabilities                            9,877,000       11,727,000
     Income taxes payable                           2,429,000          976,000

             Total current liabilities             22,630,000       22,120,000
                                                 ____________     ____________

Other liabilities:

     Deferred income taxes                          4,362,000        4,362,000
     Other                                            301,000          319,000

                                                    4,663,000        4,681,000
                                                 ____________     ____________

Shareholders' equity                              119,834,000      118,240,000
                                                 ____________     ____________

                                                 $147,127,000     $145,041,000
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

                                                                   Unaudited



                     INTERNATIONAL ALUMINUM CORPORATION
                              AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF INCOME

                                                       Three Months Ended
                                                          September 30,

                                                       1997            1996
Net sales                                          $59,509,000     $56,928,000
Costs and expenses:
  Cost of sales                                     41,721,000      40,838,000
  Selling, general and
    administrative expenses                         13,077,000      13,801,000
  Interest (income) expense, net                       (13,000)        (97,000)

Income before income taxes                           4,724,000       2,386,000
Provision for income taxes                           2,020,000       1,050,000

Net income                                         $ 2,704,000     $ 1,336,000
                                                   ___________     ___________
                                                   ___________     ___________





Weighted average number of
  common shares outstanding                          4,268,988       4,260,530

Earnings per common share                                 $.63            $.31

Cash dividends per common share                           $.25            $.25


See accompanying notes to consolidated financial statements.

                                                                   Unaudited



                     INTERNATIONAL ALUMINUM CORPORATION
                              AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Three Months Ended
                                                           September 30,

                                                         1997          1996
Cash flows from operating activities:
  Net income                                         $ 2,704,000   $ 1,336,000
  Adjustments for noncash transactions:
    Depreciation and amortization                      1,452,000     1,299,000
    Writedown of long-lived assets                                     888,000
  Changes in assets and liabilities:
    Receivables                                       (1,228,000)      866,000
    Inventories                                        1,308,000      (164,000)
    Prepaid expenses and other                          (629,000)     (688,000)
    Accounts payable                                   1,064,000       174,000
    Accrued liabilities and other                     (1,803,000)     (703,000)
    Income taxes payable                               1,454,000       589,000

    Net cash provided by operating activities          4,322,000     3,597,000

Cash flows from investing activities:
  Capital expenditures                                (1,894,000)   (1,079,000)
  Proceeds from sales of capital assets                   23,000        25,000
  Acquisitions of businesses                                        (8,720,000)

    Net cash used in investing activities             (1,871,000)   (9,774,000)

Cash flows from financing activities:
  Repayment of long-term debt                                         (139,000)
  Exercise of stock options                               93,000        21,000
  Dividends paid to shareholders                      (1,068,000)   (1,065,000)

    Net cash used in financing activities               (975,000)   (1,183,000)

Effect of exchange rate changes on cash                    7,000       (10,000)

Net change in cash and cash equivalents                1,483,000    (7,370,000)

Cash and cash equivalents at beginning
  of period                                            6,485,000    13,230,000

Cash and cash equivalents at end of period           $ 7,968,000   $ 5,860,000
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

                                                                Unaudited



                   INTERNATIONAL ALUMINUM CORPORATION
                            AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Basis of Presentation

  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which consist solely of normal recurring adjustments unless otherwise disclosed) necessary to present fairly its financial position as of September 30, 1997 and June 30, 1997, and the results of operations and cash flows for the three month periods ended September 30, 1997 and 1996.

  The results of operations for the three month periods ended September 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

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

                                                                Unaudited



                   INTERNATIONAL ALUMINUM CORPORATION
                            AND SUBSIDIARIES

       Management's Discussion and Analysis of Financial Condition
                        and Results of Operations




Significant Changes in Results of Operations:

  The increase in net sales for the quarter ended September 30, 1997 of $2,581,000 or 4.5% from the comparable quarter of fiscal year 1997 is comprised solely of the net increase in domestic sales. The net sales include increases posted by the Commercial Products Group, up $1,701,000 or 6.5% and by the Residential Products Group, up $531,000 or 3.9%.

  The cost of sales as a percentage of net sales was 70.1% for the quarter ended September 30, 1997 as opposed to 71.7% for the comparable prior year period. This decrease is primarily attributable to increased margins in the Aluminum Extrusion Group resulting from decreased material costs.

  Selling, general and administrative expenses for the quarter were $724,000 lower than those of the comparable quarter of the prior year. This decrease consists of a $327,000 or 2.4% increase in costs associated with the increased sales volume, a $163,000 decrease in retrospective charges for workers compensation insurance and a $888,000 decrease due to the prior year having included a writedown of long-lived assets.

  The decrease in net interest income for the quarter relates to the significantly decreased level of funds available for investment during the quarter.

  The effective tax rate for the quarter ended September 30, 1997 was 42.8% whereas the comparable quarter of fiscal year 1997 was 44.0%.



Liquidity and Capital Resources:

  Working capital increased to $67,406,000 during the three months ended September 30, 1997, an increase of $1,267,000 from June 30, 1997. The ratio of current assets to current liabilities is currently 4.0 which is unchanged from the beginning of the year.

  The Company's projected capital expenditures for fiscal 1998 and related financing remain unchanged from those described in the June 30, 1997 Annual Report. The Company's line of credit remains unchanged from that noted in the June 30, 1997 Annual Report to Shareholders.

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

                                         International Aluminum Corporation
                                                     (Registrant)




Date     November 12, 1997                        DAVID C. TREINEN
                                                  David C. Treinen
                                          Senior Vice President - Finance
                                                 and Administration
                                           (Principal Financial Officer)




Date     November 12, 1997                      MITCHELL K. FOGELMAN
                                                Mitchell K. Fogelman
                                            Vice President - Controller
                                           (Principal Accounting Officer)