Form 10-Q
period 1997-12-31
INTERNATIONAL ALUMINUM CORP
filed 1998-02-12
CIK 51103

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549




               FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13
             OF THE SECURITIES EXCHANGE ACT OF 1934




For quarter ended December 31, 1997                Commission File Number 1-7256






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

At February 2, 1998 there were 4,290,494 shares of Common Stock outstanding.





                              Page 1 of 11 Pages

                       INTERNATIONAL ALUMINUM CORPORATION
                                AND SUBSIDIARIES

                                     INDEX





                                                                     Page Nos.


PART I  Financial Information

     Consolidated Balance Sheets -
       December 31, 1997 and June 30, 1997                               3

     Consolidated Statements of Income -
       three and six month periods
       ended December 31, 1997 and 1996                                  5

     Consolidated Statements of Cash Flows -
       six months ended December 31, 1997
       and 1996                                                          6

     Notes to Consolidated Financial Statements                          7

     Management's Discussion and Analysis of
       Financial Condition and Results of
       Operations                                                        8


PART II  Other Information

     Item 4.  Submission of Matters to a Vote of
       Security Holders                                                 10

     Signatures                                                         11



                                   PART I

                     INTERNATIONAL ALUMINUM CORPORATION
                              AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS



                                                   Unaudited         Audited
Assets                                           Dec. 31, 1997    June 30, 1997
Current assets:

     Cash and cash equivalents                   $ 10,620,000     $  6,485,000
     Accounts receivable, net                      34,078,000       35,773,000
     Unbilled receivables                                              885,000
     Inventories:
          Raw materials                            28,329,000       32,275,000
          Work-in-process                           1,908,000        2,320,000
          Finished goods                            6,592,000        7,398,000
     Prepaid expenses                               2,734,000        1,834,000
     Future income tax benefits                     1,289,000        1,289,000

             Total current assets                  85,550,000       88,259,000
                                                 ____________     ____________

Property, plant and equipment, at cost             94,699,000       99,564,000
Accumulated depreciation                          (49,756,000)     (53,600,000)

                                                   44,943,000       45,964,000
                                                 ____________     ____________

Other assets:

     Costs in excess of net assets of
       purchased businesses                        10,021,000       10,290,000
     Other                                            523,000          528,000

                                                   10,544,000       10,818,000
                                                 ____________     ____________

                                                 $141,037,000     $145,041,000
                                                 ____________     ____________
                                                 ____________     ____________


See accompanying notes to consolidated financial statements.



                     INTERNATIONAL ALUMINUM CORPORATION
                              AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS



                                                   Unaudited         Audited
Liabilities and Shareholders' Equity             Dec. 31, 1997    June 30, 1997
Current liabilities:

     Accounts payable                            $  5,677,000     $  9,417,000
     Accrued liabilities                           10,114,000       11,727,000
     Income taxes payable                             452,000          976,000

             Total current liabilities             16,243,000       22,120,000
                                                 ____________     ____________

Other liabilities:

     Deferred income taxes                          4,362,000        4,362,000
     Other                                                             319,000

                                                    4,362,000        4,681,000
                                                 ____________     ____________

Shareholders' equity                              120,432,000      118,240,000
                                                 ____________     ____________

                                                 $141,037,000     $145,041,000
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

                                                                               Unaudited



                       INTERNATIONAL ALUMINUM CORPORATION
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                      Three Months Ended             Six Months Ended
                                          December 31,                 December 31,

                                       1997          1996          1997           1996
Net sales                          $55,659,000   $56,161,000   $115,168,000   $113,089,000
Costs and expenses:
  Cost of sales                     38,214,000    40,350,000     79,935,000     81,188,000
  Selling, general and
    administrative expenses         11,686,000    13,455,000     24,763,000     27,256,000
  Interest (income) expense, net       (68,000)       13,000        (81,000)       (84,000)
Income before income taxes           5,827,000     2,343,000     10,551,000      4,729,000
Provision for income taxes           1,970,000     1,070,000      3,990,000      2,120,000
Net income                         $ 3,857,000   $ 1,273,000   $  6,561,000   $  2,609,000
                                   ___________   ___________   ____________   ____________
                                   ___________   ___________   ____________   ____________




Shares used to compute EPS:
     Basic                           4,282,994     4,262,348      4,276,319      4,261,419
     Diluted                         4,294,837     4,274,683      4,286,778      4,274,083

Earnings per share:
     Basic                                $.90          $.30          $1.53           $.61
     Diluted                              $.90          $.30          $1.53           $.61

Cash dividends per share                  $.30          $.25           $.55           $.50



See accompanying notes to consolidated financial statements.

                                                                    Unaudited



                     INTERNATIONAL ALUMINUM CORPORATION
                              AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Six Months Ended
                                                            December 31,

                                                         1997          1996
Cash flows from operating activities:
  Net income                                         $ 6,561,000   $ 2,609,000
  Adjustments for noncash transactions:
    Depreciation and amortization                      2,881,000     2,197,000
    Gain on disposition of business                   (1,156,000)
    Writedown of long-lived assets                                     888,000
  Changes in assets and liabilities:
    Receivables                                         (544,000)    2,806,000
    Inventories                                        4,277,000       266,000
    Prepaid expenses and other                        (1,066,000)      364,000
    Accounts payable                                    (806,000)     (914,000)
    Accrued liabilities and other                       (989,000)     (776,000)
    Income taxes payable                                (511,000)      (30,000)

    Net cash provided by operating activities          8,647,000     7,410,000

Cash flows from investing activities:
  Capital expenditures                                (3,505,000)   (3,366,000)
  Proceeds from sales of capital assets                   48,000       175,000
  Disposition (acquisition) of businesses              1,021,000    (6,971,000)

    Net cash used in investing activities             (2,436,000)  (10,162,000)

Cash flows from financing activities:
  Repayment of long-term debt                                         (423,000)
  Exercise of stock options                              272,000        35,000
  Dividends paid to shareholders                      (2,355,000)   (2,131,000)

    Net cash used in financing activities             (2,083,000)   (2,519,000)

Effect of exchange rate changes on cash                    7,000

Net change in cash and cash equivalents                4,135,000    (5,271,000)

Cash and cash equivalents at beginning
  of period                                            6,485,000    13,230,000

Cash and cash equivalents at end of period           $10,620,000   $ 7,959,000
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

                                                                Unaudited



                   INTERNATIONAL ALUMINUM CORPORATION
                            AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Basis of Presentation

  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which consist solely of normal recurring adjustments unless otherwise disclosed) necessary to present fairly its financial position as of December 31, 1997 and June 30, 1997, and the results of operations for the three and six month periods ended December 31, 1997 and 1996, and the cash flows for the six month periods ended December 31, 1997 and 1996.

  The results of operations for the three and six month periods ended December 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year.

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

  This report contains forward-looking statements with respect to the financial condition, results of operations and business of the Company. Such items are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in such statements.


Disposition Of Foreign Subsidiary

  During the quarter ended December 31, 1997, the Company sold Eland-Brandt, B.V., it's dutch subsidiary. The sale generated an after-tax book gain of $1,156,000 or $.27 per share and provided $1,021,000 in net cash proceeds. Due to the sale, the Company's consolidated financial statements for the second quarter do not include the operations of Eland-Brandt, B.V..

                                                                  Unaudited



                   INTERNATIONAL ALUMINUM CORPORATION
                            AND SUBSIDIARIES

       Management's Discussion and Analysis of Financial Condition
                        and Results of Operations




Significant Changes in Results of Operations:

  Net sales decreased by $502,000 or 0.9% for the quarter ended December 31, 1997 and increased by $2,079,000 or 1.8% for the six months then ended when compared with the 1996 periods. The sale of the Company's dutch subsidiary, Eland-Brandt B.V., during the second quarter significantly impacts period comparisons. The exclusion of Eland-Brandt from fiscal 1997 shows increases of $3,130,000 or 6.0% for the quarter and $6,373,000 or 4.2% for the six months. The sales from continuing operations include increases posted by the Residential Products Group, up $945,000 or 9.0% for the quarter and $1,939,000 or 8.6% for the six months, the Aluminum Extrusion Group, whose sales were up $1,054,000 or 9.8% for the quarter and $1,256,000 or 5.3% for the six months and by the Commercial Products Group, whose sales were up $452,000 or 1.6% for the quarter and $2,351,000 or 4.4% for the six months.

  Cost of sales as a percentage of net sales decreased by 3.1% for the quarter ended December 31, 1997 and by 2.4% for the six months then ended when compared with the 1996 periods. These decreases are primarily attributable to increased margins in the Aluminum Extrusion Group and the Residential Products Group resulting from labor and overhead efficiencies attained through higher sales volume. Also a factor were the inventory and asset writedowns related to the purchase of Altura during the second quarter of the prior year.

  Selling, general and administrative expenses decreased by $1,769,000 or 13.1% for the quarter and by $2,493,000 or 9.1% for the six month period. The expenses related to continuing operations was essentially unchanged as costs eliminated by the sale of the subsidiary were offset by additional costs associated with the increased volume of continuing business. The non-recurring changes are the gain on sale of subsidiary during the second quarter of the current year, a writedown of long-lived assets during the first quarter of the prior year and a charge for asset writedowns and restructuring related to the purchase of Altura during the second quarter of the prior year.

  The increase in net interest income for the quarter directly relates to the significantly increased level of funds available for investment.

  The effective tax rate for the six months ended December 31, 1997 was 37.8% whereas the comparable period of the prior year was 44.8%. This decrease is directly related to the sale of the foreign subsidiary which incurred a small taxable gain in relation to the book gain.

                                                                 Unaudited



Liquidity and Capital Resources:

  Working capital increased to $69,307,000 during the six month period ended December 31, 1997, which is an increase of $3,168,000 from June 30, 1997. The ratio of current assets to current liabilities is currently 5.3 as compared to 4.0 as of the beginning of the year.

  The Company's projected net capital expenditures for fiscal 1998 include $7,000,000 for scheduled expansion of production capacity in addition to the normal annual noncapitalized expenditures for replacement items. The Company anticipates financing these expenditures through internal cash flow and cash reserves.

  The Company's line of credit remains unchanged from that noted in the June 30, 1997 Annual Report to Shareholders.

PART II.  OTHER INFORMATION


Item 4(c).  Submission of Matters to a Vote of Security Holders

  On October 30, 1997, the Company held its 1997 Annual Shareholders Meeting. Shareholders voted proxies representing 3,911,177 shares which was 91.6% of the 4,267,619 shares outstanding on the record date. The proposed slate of directors were elected with 3,900,764 shares and the selected independent accountants were ratified with 3,905,381 shares.

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

                                         International Aluminum Corporation
                                                     (Registrant)




Date     February 11, 1998                        DAVID C. TREINEN
                                                  David C. Treinen
                                          Senior Vice President - Finance
                                                 and Administration
                                           (Principal Financial Officer)




Date     February 11, 1998                      MITCHELL K. FOGELMAN
                                                Mitchell K. Fogelman
                                            Vice President - Controller
                                           (Principal Accounting Officer)