Form 10-Q
period 1998-03-31
INTERNATIONAL ALUMINUM CORP
filed 1998-05-14
CIK 51103

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549




               FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13
             OF THE SECURITIES EXCHANGE ACT OF 1934




For quarter ended March 31, 1998                   Commission File Number 1-7256






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

At May 1, 1998 there were 4,290,494 shares of Common Stock outstanding.





                              Page 1 of 10 Pages

                       INTERNATIONAL ALUMINUM CORPORATION
                                AND SUBSIDIARIES

                                     INDEX





                                                                     Page Nos.


PART I  Financial Information

     Consolidated Balance Sheets -
       March 31, 1998 and June 30, 1997                                  3

     Consolidated Statements of Income -
       three and nine month periods
       ended March 31, 1998 and 1997                                     5

     Consolidated Statements of Cash Flows -
       nine months ended March 31, 1998
       and 1997                                                          6

     Notes to Consolidated Financial Statements                          7

     Management's Discussion and Analysis of
       Financial Condition and Results of
       Operations                                                        8

     Signatures                                                         10



                                   PART I

                     INTERNATIONAL ALUMINUM CORPORATION
                              AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS



                                                   Unaudited         Audited
Assets                                          March 31, 1998    June 30, 1997
Current assets:

     Cash and cash equivalents                   $ 11,497,000     $  6,485,000
     Accounts receivable, net                      32,219,000       35,773,000
     Unbilled receivables                                              885,000
     Inventories:
          Raw materials                            32,557,000       32,275,000
          Work-in-process                           1,949,000        2,320,000
          Finished goods                            6,652,000        7,398,000
     Prepaid expenses                               2,400,000        1,834,000
     Future income tax benefits                     1,289,000        1,289,000

             Total current assets                  88,563,000       88,259,000
                                                 ____________     ____________

Property, plant and equipment, at cost             96,026,000       99,564,000
Accumulated depreciation                          (50,673,000)     (53,600,000)

                                                   45,353,000       45,964,000
                                                 ____________     ____________

Other assets:

     Costs in excess of net assets of
       purchased businesses                         9,886,000       10,290,000
     Other                                            520,000          528,000

                                                   10,406,000       10,818,000
                                                 ____________     ____________

                                                 $144,322,000     $145,041,000
                                                 ____________     ____________
                                                 ____________     ____________


See accompanying notes to consolidated financial statements.



                     INTERNATIONAL ALUMINUM CORPORATION
                              AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS



                                                   Unaudited         Audited
Liabilities and Shareholders' Equity            March 31, 1998    June 30, 1997
Current liabilities:

     Accounts payable                            $  7,727,000     $  9,417,000
     Accrued liabilities                           10,296,000       11,727,000
     Income taxes payable                             487,000          976,000

             Total current liabilities             18,510,000       22,120,000
                                                 ____________     ____________

Other liabilities:

     Deferred income taxes                          4,362,000        4,362,000
     Other                                                             319,000

                                                    4,362,000        4,681,000
                                                 ____________     ____________

Shareholders' equity                              121,450,000      118,240,000
                                                 ____________     ____________

                                                 $144,322,000     $145,041,000
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

                                                                                Unaudited



                       INTERNATIONAL ALUMINUM CORPORATION
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                      Three Months Ended            Nine Months Ended
                                           March 31,                    March 31,

                                       1998          1997          1998           1997
Net sales                          $52,988,000   $53,593,000   $168,156,000   $166,682,000
Costs and expenses:
  Cost of sales                     36,972,000    39,053,000    116,907,000    120,241,000
  Selling, general and
    administrative expenses         12,325,000    12,997,000     37,088,000     40,253,000
  Interest (income) expense, net       (96,000)       (7,000)      (177,000)       (91,000)
Income before income taxes           3,787,000     1,550,000     14,338,000      6,279,000
Provision for income taxes           1,510,000       650,000      5,500,000      2,770,000
Net income                         $ 2,277,000   $   900,000   $  8,838,000   $  3,509,000
                                   ___________   ___________   ____________   ____________
                                   ___________   ___________   ____________   ____________




Shares used to compute EPS:
     Basic                           4,290,244     4,264,474      4,280,572      4,262,474
     Diluted                         4,324,295     4,276,111      4,298,940      4,274,796

Earnings per share:
     Basic                                $.53          $.21          $2.06           $.82
     Diluted                              $.53          $.21          $2.06           $.82

Cash dividends per common share           $.30          $.25           $.85           $.75



See accompanying notes to consolidated financial statements.

                                                                    Unaudited



                     INTERNATIONAL ALUMINUM CORPORATION
                              AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Nine Months Ended
                                                             March 31,

                                                         1998          1997
Cash flows from operating activities:
  Net income                                         $ 8,838,000   $ 3,509,000
  Adjustments for noncash transactions:
    Depreciation and amortization                      4,339,000     3,789,000
    Gain on disposition of business                   (1,156,000)
    Writedown of long-lived assets                                     888,000
  Changes in assets and liabilities:
    Receivables                                        1,315,000     2,235,000
    Inventories                                          (52,000)   (2,437,000)
    Prepaid expenses and other                          (729,000)      986,000
    Accounts payable                                   1,243,000      (730,000)
    Accrued liabilities and other                       (807,000)     (676,000)
    Income taxes payable                                (476,000)     (259,000)

    Net cash provided by operating activities         12,515,000     7,305,000

Cash flows from investing activities:
  Capital expenditures                                (5,282,000)   (5,508,000)
  Proceeds from sales of capital assets                   92,000       223,000
  Disposition (acquisition) of businesses              1,021,000    (6,971,000)

    Net cash used in investing activities             (4,169,000)  (12,256,000)

Cash flows from financing activities:
  Repayment of long-term debt                                         (423,000)
  Exercise of stock options                              301,000        73,000
  Dividends paid to shareholders                      (3,642,000)   (3,198,000)

    Net cash used in financing activities             (3,341,000)   (3,548,000)

Effect of exchange rate changes on cash                    7,000        53,000

Net change in cash and cash equivalents                5,012,000    (8,446,000)

Cash and cash equivalents at beginning
  of period                                            6,485,000    13,230,000

Cash and cash equivalents at end of period           $11,497,000   $ 4,784,000
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

                                                                 Unaudited



                   INTERNATIONAL ALUMINUM CORPORATION
                            AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Basis of Presentation

  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which consist solely of normal recurring adjustments unless otherwise disclosed) necessary to present fairly its financial position as of March 31, 1998 and June 30, 1997, and the results of operations for the three and nine month periods ended March 31, 1998 and 1997, and the cash flows for the nine month periods ended March 31, 1998 and 1997.

  The results of operations for the three and nine month periods ended March 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

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


Disposition Of Foreign Subsidiary

  During the second quarter, the Company sold Eland-Brandt, B.V., it's dutch subsidiary. The sale generated an after-tax book gain of $1,156,000 or $.27 per share and provided $1,021,000 in net cash proceeds. Due to the sale, the Company's consolidated financial statements for the second and third quarter do not include the operations of Eland-Brandt, B.V..

                                                                 Unaudited



                   INTERNATIONAL ALUMINUM CORPORATION
                            AND SUBSIDIARIES

       Management's Discussion and Analysis of Financial Condition
                        and Results of Operations




Significant Changes in Results of Operations:

  Net sales decreased by $605,000 or 1.1% for the quarter ended March 31, 1998 and increased by $1,474,000 or 0.9% for the nine months then ended when compared with the 1997 periods. The sale of the Company's dutch subsidiary, Eland-Brandt B.V., during the second quarter significantly impacts period comparisons. The exclusion of Eland-Brandt from the comparisons shows increases of $1,728,000 or 3.4% for the quarter and $8,101,000 or 5.1% for the nine months. The sales from continuing operations include increases posted by the Residential Products Group, up $1,070,000 or 11.5% for the quarter and by $3,009,000 or 9.5% for the nine months and by the Commercial Products Group, whose sales were up $1,744,000 or 7.3% for the quarter and $4,094,000 or 5.3% for the nine months.

  Cost of sales as a percentage of net sales decreased by 3.1% for the quarter ended March 31, 1998 and by 2.6% for the nine months then ended when compared with the 1997 periods. These decreases are primarily attributable to increased margins in the Aluminum Extrusion Group resulting from labor and overhead efficiencies attained through higher production volume. Also factors were the prior year inventory and asset writedowns related to the purchase of Altura during the second quarter and the prior year additional workers compensation insurance expense recorded during the third quarter related to a major industrial accident during that year.

  Selling, general and administrative expenses decreased by $672,000 or 5.2% for the quarter and by $3,165,000 or 7.9% for the nine month period. A portion of these decreases relate to elimination of costs due to the sale of Eland-Brandt. Other components of the decreases were: positive retrospective adjustments for prior years workers compensation insurance during the current year as opposed to negative adjustments during last year; the writedown of long-lived assets during the first quarter of last year; and a charge for asset writedowns and restructuring related to the purchase of Altura during the second quarter of last year.

  The increases in net interest income for the three and nine month periods directly relate to the significantly increased level of funds available for investment.

  The effective tax rate for the nine months ended March 31, 1998 was 38.4% whereas the comparable period of the prior year was 44.1%. This decrease results from the current year being low due to the sale of the foreign subsidiary which incurred a small taxable gain in relation to the book gain and the prior year being high due to the incurrence of foreign pretax losses for which the Company realized no tax benefit.

                                                                 Unaudited



Liquidity and Capital Resources:

  Working capital increased to $70,053,000 during the nine months ended March 31, 1998, which is an increase of $3,914,000 from June 30, 1997. The ratio of current assets to current liabilities is currently 4.8 as compared to 4.0 as of the beginning of the year.

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

                                         International Aluminum Corporation
                                                     (Registrant)




Date     May 12, 1998                             DAVID C. TREINEN
                                                  David C. Treinen
                                          Senior Vice President - Finance
                                                 and Administration
                                           (Principal Financial Officer)




Date     May 12, 1998                           MITCHELL K. FOGELMAN
                                                Mitchell K. Fogelman
                                            Vice President - Controller
                                           (Principal Accounting Officer)