Form 10-Q
period 1998-09-30
INTERNATIONAL ALUMINUM CORP
filed 1998-11-12
CIK 51103

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549




               FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13
             OF THE SECURITIES EXCHANGE ACT OF 1934




For quarter ended September 30, 1998               Commission File Number 1-7256






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

At November 2, 1998 there were 4,291,494 shares of Common Stock outstanding.





                              Page 1 of 8 Pages

                       INTERNATIONAL ALUMINUM CORPORATION
                                AND SUBSIDIARIES

                                     INDEX





                                                                      Page


PART I.  Financial Information

     Consolidated Balance Sheets -
       September 30, 1998 and June 30, 1998                             3

     Consolidated Statements of Income -
       three months ended September 30, 1998 and 1997                   4

     Consolidated Statements of Cash Flows -
       three months ended September 30, 1998 and 1997                   5

     Notes to Consolidated Financial Statements                         6

     Management's Discussion and Analysis of
       Financial Condition and Results of Operations                    7

     Signatures                                                         8

                                   PART I

                     INTERNATIONAL ALUMINUM CORPORATION
                              AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                                                   Unaudited         Audited
Assets                                          Sept. 30, 1998    June 30, 1998
Current assets:
  Cash and cash equivalents                      $ 12,392,000     $ 14,320,000
  Accounts receivable, net                         37,743,000       34,850,000
  Inventories                                      38,997,000       38,135,000
  Prepaid expenses and deposits                     3,369,000        2,827,000
  Future income tax benefits                        1,521,000        1,521,000

    Total current assets                           94,022,000       91,653,000

Property, plant and equipment, at cost            100,146,000       96,692,000
Accumulated depreciation                          (52,314,000)     (51,316,000)

    Net property, plant and equipment              47,832,000       45,376,000

Other assets:
  Costs in excess of net assets of
    purchased businesses                            9,617,000        9,752,000
  Other                                               514,000          517,000

    Total other assets                             10,131,000       10,269,000

                                                 $151,985,000     $147,298,000



Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                               $  9,752,000     $  7,932,000
  Accrued liabilities                               9,888,000       10,921,000
  Income taxes payable                              2,493,000          630,000

    Total current liabilities                      22,133,000       19,483,000

Deferred income taxes                               4,366,000        4,366,000

    Total liabilities                              26,499,000       23,849,000

Shareholders' equity                              125,486,000      123,449,000

                                                 $151,985,000     $147,298,000


See accompanying notes to consolidated financial statements.

                                                                    Unaudited



                     INTERNATIONAL ALUMINUM CORPORATION
                              AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF INCOME

                                                       Three Months Ended
                                                          September 30,

                                                       1998            1997
Net sales                                          $62,150,000     $59,509,000
Costs and expenses:
  Cost of sales                                     42,827,000      41,721,000
  Selling, general and administrative               13,870,000      13,077,000
  Interest (income) expense, net                      (106,000)        (13,000)

Income before income taxes                           5,559,000       4,724,000

Provision for income taxes                           2,150,000       2,020,000

Net income                                         $ 3,409,000     $ 2,704,000




Earnings per share:
     Basic                                                $.79            $.63
     Diluted                                              $.79            $.63

Shares used to compute EPS:
     Basic                                           4,290,994       4,268,988
     Diluted                                         4,298,807       4,278,064

Cash dividends per share                                  $.30            $.25


See accompanying notes to consolidated financial statements.

                                                                    Unaudited



                     INTERNATIONAL ALUMINUM CORPORATION
                              AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Three Months Ended
                                                           September 30,

                                                         1998          1997
Cash flows from operating activities:
  Net income                                         $ 3,409,000   $ 2,704,000
  Adjustments for noncash transactions:
    Depreciation and amortization                      1,470,000     1,452,000
  Changes in assets and liabilities:
    Receivables                                       (2,893,000)   (1,228,000)
    Inventories                                         (862,000)    1,308,000
    Prepaid expenses and other                          (539,000)     (629,000)
    Accounts payable                                   1,820,000     1,064,000)
    Accrued liabilities and other                     (1,033,000)   (1,803,000)
    Income taxes payable                               1,863,000     1,454,000

    Net cash provided by operating activities          3,235,000     4,322,000

Cash flows from investing activities:
  Capital expenditures                                (4,375,000)   (1,894,000)
  Proceeds from sales of capital assets                  471,000        23,000

    Net cash used in investing activities             (3,904,000)   (1,871,000)

Cash flows from financing activities:
  Dividends paid to shareholders                      (1,288,000)   (1,068,000)
  Proceeds from exercises of stock options                29,000        93,000

    Net cash used in financing activities             (1,259,000)     (975,000)

Effect of exchange rate changes on cash                                  7,000

Net change in cash and cash equivalents               (1,928,000)    1,483,000

Cash and cash equivalents at beginning
  of period                                           14,320,000     6,485,000

Cash and cash equivalents at end of period           $12,392,000   $ 7,968,000


See accompanying notes to consolidated financial statements.

                                                                 Unaudited



                   INTERNATIONAL ALUMINUM CORPORATION
                            AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Basis of Presentation

  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which consist solely of normal recurring adjustments unless otherwise disclosed) necessary to present fairly, in all material respects, its financial position as of September 30, 1998 and June 30, 1998, and the results of operations and cash flows for the three month periods ended September 30, 1998 and 1997. The results of operations for the three month periods ended September 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

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

  This report contains forward-looking statements with respect to the financial conditions, results of operations and business of the Company. Such items are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in such statements.


Comprehensive Income

  Comprehensive income, defined as net income and other comprehensive income, for the first quarters ended September 30, 1998 and 1997 was $3,296,000 and $2,569,000, respectively. Other comprehensive income includes foreign currency translation adjustments recorded directly in shareholders' equity.

                                                                 Unaudited



                   INTERNATIONAL ALUMINUM CORPORATION
                            AND SUBSIDIARIES

       Management's Discussion and Analysis of Financial Condition
                        and Results of Operations




Significant Changes in Results of Operations:

  Net sales for the first quarter ended September 30, 1998 increased by $2,641,000 or 4.4% from the comparable quarter of the prior year. The sale of the Company's Dutch subsidiary, Eland-Brandt B.V., during the prior year significantly impacts the comparison which if excluded would show an increase of $4,624,000 or 8.0% in quarterly sales. This increase in sales from continuing operations is primarily composed of a $4,768,000 or 17.5% increase posted by the Commercial Products Group resulting from strong demand in the Southwestern and Midwestern regions of the country.

  The cost of sales as a percentage of net sales was 68.9% for the quarter ended September 30, 1998 as opposed to 70.1% for the comparable prior year period. This decrease is primarily attributable to the sale of Eland-Brandt which if excluded from the prior year would have resulted in a 69.2% cost of sales percentage.

  Selling, general and administrative expenses for the quarter were $793,000 higher than those of the comparable quarter of the prior year. This increase consists of a $467,000 or 3.6% increase in costs associated with the increased sales volume and a $326,000 increase in retrospective charges for prior years workers compensation insurance.

  The increase in net interest income for the quarter relates to the significantly increased level of funds available for investment during the quarter.

  The effective tax rate for the quarter ended September 30, 1998 was 38.7% whereas the comparable quarter of fiscal year 1998 was 42.8%. This decrease is primarily attributable to the sale of Eland-Brandt which if excluded from the prior year would have resulted in a 39.7% effective tax rate.



Liquidity and Capital Resources:

  Working capital decreased to $71,889,000 during the three months ended September 30, 1998, a decrease of $281,000 from June 30, 1998. The ratio of current assets to current liabilities is currently 4.2 as compared to 4.7 as of the beginning of the year.

  The Company's projected capital expenditures for fiscal 1999 and related financing remain unchanged from those described in the June 30, 1998 Annual Report. The Company's line of credit remains unchanged from that noted in the June 30, 1998 Annual Report to Shareholders.

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

                                         International Aluminum Corporation
                                                     (Registrant)




Date:     November 12, 1998                       DAVID C. TREINEN
                                                  David C. Treinen
                                          Senior Vice President - Finance
                                                 and Administration
                                           (Principal Financial Officer)




Date:     November 12, 1998                     MITCHELL K. FOGELMAN
                                                Mitchell K. Fogelman
                                            Vice President - Controller
                                           (Principal Accounting Officer)