Form 10-Q
period 1998-12-31
INTERNATIONAL ALUMINUM CORP
filed 1999-02-12
CIK 51103

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549




               FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13
             OF THE SECURITIES EXCHANGE ACT OF 1934




For quarter ended December 31, 1998               Commission File Number 1-7256






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

At February 1, 1999 there were 4,291,794 shares of Common Stock outstanding.





                              Page 1 of 10 Pages

                       INTERNATIONAL ALUMINUM CORPORATION
                                AND SUBSIDIARIES

                                     INDEX





                                                                      Page


PART I.  Financial Information

     Consolidated Balance Sheets -
       December 31, 1998 and June 30, 1998                              3

     Consolidated Statements of Income -
       three and six month periods ended
       December 31, 1998 and 1997                                       4

     Consolidated Statements of Cash Flows -
       six months ended December 31, 1998 and 1997                      5

     Notes to Consolidated Financial Statements                         6

     Management's Discussion and Analysis of
       Financial Condition and Results of Operations                    7


PART II.  Other Information

     Item 4.  Submission of Matters to a Vote of
       Security Holders                                                 9

     Signatures                                                        10

                                   PART I

                     INTERNATIONAL ALUMINUM CORPORATION
                              AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                                                  Unaudited         Audited
Assets                                          Dec. 31, 1998    June 30, 1998
Current assets:
  Cash and cash equivalents                      $  5,014,000     $ 14,320,000
  Accounts receivable, net                         38,706,000       34,850,000
  Inventories                                      44,875,000       38,135,000
  Prepaid expenses and deposits                     3,759,000        2,827,000
  Future income tax benefits                        1,521,000        1,521,000

    Total current assets                           93,875,000       91,653,000

Property, plant and equipment, at cost            103,404,000       96,692,000
Accumulated depreciation                          (52,966,000)     (51,316,000)

    Net property, plant and equipment              50,438,000       45,376,000

Other assets:
  Costs in excess of net assets of
    purchased businesses                           10,049,000        9,752,000
  Other                                                                517,000

    Total other assets                             10,049,000       10,269,000

                                                 $154,362,000     $147,298,000



Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                               $ 11,396,000     $  7,932,000
  Accrued liabilities                              11,609,000       10,921,000
  Income taxes payable                                                 630,000

    Total current liabilities                      23,005,000       19,483,000

Deferred income taxes                               4,366,000        4,366,000

    Total liabilities                              27,371,000       23,849,000

Shareholders' equity                              126,991,000      123,449,000

                                                 $154,362,000     $147,298,000


See accompanying notes to consolidated financial statements.

                                                                                Unaudited



                       INTERNATIONAL ALUMINUM CORPORATION
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                       Three Months Ended           Six Months Ended
                                           December 31,                December 31,

                                       1998          1997          1998           1997
Net sales                          $61,269,000   $55,659,000   $123,419,000   $115,168,000
Costs and expenses:
  Cost of sales                     42,682,000    38,214,000     85,509,000     79,935,000
  Selling, general and admin.       14,170,000    11,686,000     28,040,000     24,763,000
  Interest (income) expense, net       (63,000)      (68,000)      (169,000)       (81,000)

Income before income taxes           4,480,000     5,827,000     10,039,000     10,551,000

Provision for income taxes           1,690,000     1,970,000      3,840,000      3,990,000

Net income                         $ 2,790,000   $ 3,857,000   $  6,199,000   $  6,561,000




Earnings per share:
     Basic                                $.65          $.90          $1.44          $1.53
     Diluted                              $.65          $.90          $1.44          $1.53

Shares used to compute EPS:
     Basic                           4,291,494     4,282,994      4,291,208      4,276,319
     Diluted                         4,299,195     4,294,837      4,298,966      4,286,778

Cash dividends per share                  $.30          $.30           $.60           $.55


See accompanying notes to consolidated financial statements.

                                                                    Unaudited



                     INTERNATIONAL ALUMINUM CORPORATION
                              AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Six Months Ended
                                                            December 31,

                                                         1998          1997
Cash flows from operating activities:
  Net income                                         $ 6,199,000   $ 6,561,000
  Adjustments for noncash transactions:
    Depreciation and amortization                      3,059,000     2,881,000
    Gain on disposition of business                                 (1,235,000)
  Changes in assets and liabilities:
    Receivables                                       (3,650,000)     (544,000)
    Inventories                                       (6,242,000)    4,277,000
    Prepaid expenses and other                          (390,000)   (1,066,000)
    Accounts payable                                   3,005,000      (806,000)
    Accrued liabilities and other                        646,000      (989,000)
    Income taxes payable                                (630,000)     (432,000)

    Net cash provided by operating activities          1,997,000     8,647,000

Cash flows from investing activities:
  Capital expenditures                                (8,056,000)   (3,505,000)
  Disposition (acquisition) of businesses             (1,300,000)    1,021,000
  Proceeds from sales of capital assets                  600,000        48,000

    Net cash used in investing activities             (8,756,000)   (2,436,000)

Cash flows from financing activities:
  Dividends paid to shareholders                      (2,576,000)   (2,355,000)
  Proceeds from exercises of stock options                29,000       272,000

    Net cash used in financing activities             (2,547,000)   (2,083,000)

Effect of exchange rate changes on cash                                  7,000

Net change in cash and cash equivalents               (9,306,000)    4,135,000

Cash and cash equivalents at beginning
  of period                                           14,320,000     6,485,000

Cash and cash equivalents at end of period           $ 5,014,000   $10,620,000


See accompanying notes to consolidated financial statements.

                                                                 Unaudited



                   INTERNATIONAL ALUMINUM CORPORATION
                            AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Basis of Presentation

  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which consist solely of normal recurring adjustments unless otherwise disclosed) necessary to present fairly, in all material respects, its financial position as of December 31, 1998 and June 30, 1998, and the results of operations for the three and six month periods ended December 31, 1998 and 1997 and the cash flows for the six month periods ended December 31, 1998 and 1997. The results of operations for the three and six month periods ended December 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year.

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


Comprehensive Income

  Comprehensive income, defined as net income and other comprehensive income, for the second quarters ended December 31, 1998 and 1997 was $2,793,000 and $1,706,000, respectively. Comprehensive income for the six months ended December 31, 1998 and 1997 was $6,089,000 and $4,275,000, respectively. Other comprehensive income includes foreign currency translation adjustments recorded directly in shareholders' equity.


Disposition of Foreign Subsidiary

  During the second quarter of the prior year, the Company sold its Dutch subsidiary, Eland-Brandt BV, for approximately $1,021,000 in net cash proceeds. The sale generated a pretax gain of $1,235,000 (after-tax gain of $1,156,000 or $.27 per share), including the recognition of $2,145,000 of previously deferred cumulative translation adjustment. The Company's consolidated financial statements for the prior year include the results of Eland-Brandt through the date of disposal.

                                                                 Unaudited



                   INTERNATIONAL ALUMINUM CORPORATION
                            AND SUBSIDIARIES

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS




Significant Changes in Results of Operations

  Sales increased by $5,610,000 or 10.1% for the quarter ended December 31, 1998 and increased by $8,251,000 or 7.2% for the six months then ended when compared with the 1997 periods. The sale of the Company's Dutch subsidiary, Eland-Brandt BV, during the prior year impacts period comparisons. Exclusion of Eland-Brandt from the prior year results in increases of $5,610,000 or 10.1% for the quarter and $10,234,000 or 9.0% for the six months. Sales from continuing operations include increases of $2,461,000 or 8.7% for the quarter and $7,229,000 or 13.0% for the six months by the Commercial Products Group and $2,303,000 or 20.1% for the quarter and by $2,435,000 or 10.0% for the six months by the Residential Products Group.

  Cost of sales as a percentage of net sales increased by 1.0% for the quarter ended December 31, 1998 but decreased by 0.1% for the six months then ended when compared with the 1997 periods. Exclusion of Eland-Brandt from the prior year results in increases of 1.0% for the quarter and 0.4% for the six months which are primarily attributable to slightly increased labor percentages incurred by each of the Company's operating groups during the second quarter of the current year.

  Selling, general and administrative expenses increased by $2,484,000 or 17.5% for the quarter and by $3,277,000 or 11.7% for the six month period. The expenses from continuing operations increased by $1,249,000 for the quarter and by $2,452,000 for the six months associated with the increased sales volume. The non-recurring portion of the changes relate to the sale of the subsidiary during the prior year.

  The increase in net interest income for the six month period relates to the increased level of funds available for investment during the first quarter of the current year.

  The effective tax rate for the six months ended December 31, 1998 was 38.3% whereas the comparable period of the prior year was 37.8%. This increase is primarily related to the sale of the foreign subsidiary in the prior year which incurred a small taxable gain in relation to the book gain.

                                                                 Unaudited


Liquidity and Capital Resources

  Working capital at December 31, 1998 stood at $70,870,000, a decrease of $1,300,000 from June 30, 1998. The ratio of current assets to current liabilities is currently 4.1 as compared to 4.7 as of the beginning of the year.

  In addition to the $1,300,000 cash purchase of business assets in Colorado (see the note below), the Company's projected capital expenditures for fiscal 1999 include $14,000,000 for scheduled expansion of production capacity in addition to the normal annual noncapitalized expenditures for replacement items. The Company anticipates financing these expenditures through internal cash flow, cash reserves and the utilization of its line of credit.

  The Company's line of credit remains unchanged from that noted in the June 30, 1998 Annual Report to Shareholders.


Year 2000

  The Company performed a review of the financial and operational software it uses in its business for Year 2000 compliance and determined that it was not compliant. The Company is in the process of migrating to new compliant releases of its financial software. The Company had previously purchased new operational software to be used by all of its entities to enhance manufacturing information and customer service. The Aluminum Extrusion and Glass Products groups have completed implementation of this new software, which is Year 2000 compliant. The Commercial and Residential Products groups have completed partial implementation, with at least one member of each group being completed. The Company has targeted Year 2000 compliance of its financial and operational software by no later than mid-1999, and thus has not developed contingency plans.

  The Company will continue to incur expenses related to these efforts, however, such expenses are not expected to have a material impact on the Company's results of operations. Although not anticipated, the consequence of non-compliance by the Company, its customers or its suppliers could have a material adverse impact on the Company's operations.


New Domestic Subsidiary

  The Company recently formed a wholly-owned subsidiary named International Window-Colorado, Inc. which will conduct business as International Window/Excel (IW/E) and be a member of the Residential Products Group. On October 1, 1998, IW/E completed the $1,300,000 cash purchase of selected assets and liabilities of a Denver, Colorado residential window and door company. The estimated fair value of the net assets acquired was $726,000. The $574,000 excess of the purchase price over the estimated fair value was allocated to goodwill and is being amortized on a straight line basis over 15 years.

PART II.  OTHER INFORMATION

Item 4(c).  Submission of Matters to a Vote of Security Holders

   On October 29, 1998, the Company held its 1998 Annual Shareholders Meeting. Shareholders voted proxies representing 3,950,884 shares which was 92.1% of the 4,291,494 shares outstanding on the record date. The proposed slate of directors were elected with 3,948,166 shares and the selected independent accountants were ratified with 3,946,231 shares.

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

                                         International Aluminum Corporation
                                                     (Registrant)




Date:     February 11, 1999                       DAVID C. TREINEN
                                                  David C. Treinen
                                          Senior Vice President - Finance
                                                 and Administration
                                           (Principal Financial Officer)




Date:     February 11, 1999                     MITCHELL K. FOGELMAN
                                                Mitchell K. Fogelman
                                            Vice President - Controller
                                           (Principal Accounting Officer)