Form 10-Q
period 1999-03-31
INTERNATIONAL ALUMINUM CORP
filed 1999-05-14
CIK 51103

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549




               FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13
             OF THE SECURITIES EXCHANGE ACT OF 1934




For quarter ended March 31, 1999                  Commission File Number 1-7256






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

At May 3, 1999 there were 4,291,794 shares of Common Stock outstanding.





                              Page 1 of 9 Pages

                       INTERNATIONAL ALUMINUM CORPORATION
                                AND SUBSIDIARIES

                                     INDEX





                                                                      Page


PART I.  Financial Information

     Consolidated Balance Sheets -
       March 31, 1999 and June 30, 1998                                 3

     Consolidated Statements of Income -
       three and nine month periods ended
       March 31, 1999 and 1998                                          4

     Consolidated Statements of Cash Flows -
       nine months ended March 31, 1999 and 1998                        5

     Notes to Consolidated Financial Statements                         6

     Management's Discussion and Analysis of
       Financial Condition and Results of Operations                    7


     Signatures                                                         9

                                   PART I

                     INTERNATIONAL ALUMINUM CORPORATION
                              AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                                                  Unaudited         Audited
Assets                                         March 31, 1999    June 30, 1998
Current assets:
  Cash and cash equivalents                      $  2,956,000     $ 14,320,000
  Accounts receivable, net                         38,809,000       34,850,000
  Inventories                                      45,896,000       38,135,000
  Prepaid expenses and deposits                     4,298,000        2,827,000
  Future income tax benefits                        1,521,000        1,521,000

    Total current assets                           93,480,000       91,653,000

Property, plant and equipment, at cost            107,971,000       96,692,000
Accumulated depreciation                          (54,241,000)     (51,316,000)

    Net property, plant and equipment              53,730,000       45,376,000

Other assets:
  Costs in excess of net assets of
    purchased businesses                            9,904,000        9,752,000
  Other                                                                517,000

    Total other assets                              9,904,000       10,269,000

                                                 $157,114,000     $147,298,000



Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                               $  7,183,000     $  7,932,000
  Accrued liabilities                              11,593,000       10,921,000
  Advances payable to banks                         6,093,000
  Income taxes payable                                272,000          630,000

    Total current liabilities                      25,141,000       19,483,000

Deferred income taxes                               4,366,000        4,366,000

    Total liabilities                              29,507,000       23,849,000

Shareholders' equity                              127,607,000      123,449,000

                                                 $157,114,000     $147,298,000


See accompanying notes to consolidated financial statements.

                                                                                Unaudited



                       INTERNATIONAL ALUMINUM CORPORATION
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                       Three Months Ended           Nine Months Ended
                                            March 31,                   March 31,

                                       1999          1998          1999           1998
Net sales                          $59,303,000   $52,988,000   $182,722,000   $168,156,000
Costs and expenses:
  Cost of sales                     42,286,000    36,972,000    127,795,000    116,907,000
  Selling, general and admin.       14,062,000    12,325,000     42,102,000     37,088,000
  Interest (income) expense, net        48,000       (96,000)      (121,000)      (177,000)

Income before income taxes           2,907,000     3,787,000     12,946,000     14,338,000

Provision for income taxes           1,060,000     1,510,000      4,900,000      5,500,000

Net income                         $ 1,847,000   $ 2,277,000   $  8,046,000   $  8,838,000




Earnings per share:
     Basic                                $.43          $.53           $1.87         $2.06
     Diluted                              $.43          $.53           $1.87         $2.06

Shares used to compute EPS:
     Basic                           4,291,719     4,290,244      4,291,384      4,280,572
     Diluted                         4,299,183     4,324,295      4,299,044      4,298,940

Cash dividends per share                  $.30          $.30           $.90           $.85


See accompanying notes to consolidated financial statements.

                                                                    Unaudited



                     INTERNATIONAL ALUMINUM CORPORATION
                              AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Nine Months Ended
                                                             March 31,

                                                         1999          1998
Cash flows from operating activities:
  Net income                                         $ 8,046,000   $ 8,838,000
  Adjustments for noncash transactions:
    Depreciation and amortization                      4,700,000     4,339,000
    Gain on disposition of business                                 (1,235,000)
  Changes in assets and liabilities:
    Receivables                                       (3,753,000)    1,315,000
    Inventories                                       (7,263,000)      (52,000)
    Prepaid expenses and other                          (929,000)     (729,000)
    Accounts payable                                  (1,208,000)    1,243,000
    Accrued liabilities and other                        630,000      (807,000)
    Income taxes payable                                (358,000)     (397,000)

    Net cash provided by operating activities           (135,000)   12,515,000

Cash flows from investing activities:
  Capital expenditures                               (12,852,000)   (5,282,000)
  Disposition (acquisition) of businesses             (1,300,000)    1,021,000
  Proceeds from sales of capital assets                  656,000        92,000

    Net cash used in investing activities            (13,496,000)   (4,169,000)

Cash flows from financing activities:
  Dividends paid to shareholders                      (3,863,000)   (3,642,000)
  Net borrowing under lines of credit                  6,093,000
  Proceeds from exercises of stock options                37,000       301,000

    Net cash used in financing activities              2,267,000    (3,341,000)

Effect of exchange rate changes on cash                                  7,000

Net change in cash and cash equivalents              (11,364,000)    5,012,000

Cash and cash equivalents at beginning
  of period                                           14,320,000     6,485,000

Cash and cash equivalents at end of period           $ 2,956,000   $11,497,000


See accompanying notes to consolidated financial statements.

                                                               Unaudited



                   INTERNATIONAL ALUMINUM CORPORATION
                            AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Basis of Presentation

  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which consist solely of normal recurring adjustments unless otherwise disclosed) necessary to present fairly, in all material respects, its financial position as of March 31, 1999 and June 30, 1998, and the results of operations for the three and nine month periods ended March 31, 1999 and 1998 and the cash flows for the nine month periods ended March 31, 1999 and 1998. The results of operations for the three and nine month periods ended March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

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


Comprehensive Income

  Comprehensive income, defined as net income and other comprehensive income, for the third quarters ended March 31, 1999 and 1998 was $1,895,000 and $2,276,000, respectively. Comprehensive income for the nine months ended March 31, 1999 and 1998 was $7,984,000 and $6,551,000, respectively. Other comprehensive income includes foreign currency translation adjustments recorded directly in shareholders' equity.


Disposition of Foreign Subsidiary

  During the second quarter of the prior year, the Company sold it Dutch subsidiary, Eland-Brandt BV, for approximately $1,021,000 in net cash proceeds. The sale generated a pretax gain of $1,235,000 (after-tax gain of $1,156,000 or $.27 per share), including the recognition of $2,145,000 of previously deferred cumulative translation adjustment. The Company's consolidated financial statements for the prior year include the results of Eland-Brandt through the date of disposal.

                                                                 Unaudited



                   INTERNATIONAL ALUMINUM CORPORATION
                            AND SUBSIDIARIES

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS




Significant Changes in Results of Operations

  Sales increased by $6,315,000 or 11.9% for the quarter ended March 31, 1999 and by $14,566,000 or 8.7% for the nine months then ended when compared with the 1998 periods. The sale of the Company's Dutch subsidiary, Eland-Brandt BV, during the first quarter of fiscal 1998 impacts year to date comparisons. Exclusion of Eland-Brandt from the prior year results in an increase of $16,549,000 or 9.8% for the nine months. Sales from continuing operations include increases of $4,080,000 or 15.9% for the quarter and $11,310,000 or 14.0% for the nine months by the Commercial Products Group, $960,000 or 9.2% for the quarter and by $3,395,000 or 9.8% for the nine months by the Residential Products Group and $1,792,000 or 14.3% for the quarter and by $3,090,000 or 8.2% for the nine months by the Aluminum Extrusion Group.

  Cost of sales as a percentage of net sales increased by 1.5% for the quarter ended March 31, 1999 and by 0.4% for the nine months then ended when compared with the 1998 periods. These increases are primarily attributable to increased labor and overhead percentages incurred during the second and third quarters by the Commercial Products Group and the Aluminum Extrusion Group.

  Selling, general and administrative expenses increased by $1,737,000 or 14.1% for the quarter and by $5,014,000 or 13.5% for the nine month period. These increases are primarily associated with the increased sales volume. Included in the current quarter are $470,000 of costs incurred for recruitment and relocation costs of management personnel to partially implement designed organizational and marketing changes. $525,000 of the increase for the nine months relates to the sale of the subsidiary during the prior year.

  The decrease in net interest income for the quarter and nine month periods relate to significantly decreased levels of funds available for investment during the current year due primarily to increased capital expenditures.

  The effective tax rate for the nine months ended March 31, 1999 was 37.8% whereas the comparable period of the prior year was 38.4%.

                                                                Unaudited


Liquidity and Capital Resources

  Working capital at March 31, 1999 stood at $68,339,000, a decrease of $3,831,000 from June 30, 1998. The ratio of current assets to current liabilities is currently 3.7 as compared to 4.7 as of the beginning of the year.

  In addition to the $1,300,000 cash purchase of business assets in Colorado, (see the note below), the Company's projected capital expenditures for fiscal 1999 include $14,000,000 for scheduled expansion of production capacity in addition to the normal annual noncapitalized expenditures for replacement items. The Company anticipates financing these expenditures through internal cash flow, cash reserves and the utilization of its line of credit.

  The Company's line of credit was increased to $15,000,000 during the current fiscal year.


Year 2000

  The Company performed a review of the financial and operational software it uses in its business for Year 2000 compliance and determined that it was not compliant. The Company is in the process of migrating to new compliant releases it its financial software. The Company had previously purchased new operational software to be used by all of its entities to enhance manufacturing information and customer service. The Aluminum Extrusion and Glass Products groups have completed implementation of this new software, which is Year 2000 compliant. The Commercial and Residential Products groups have completed partial implementation, with one member of the Commercial Products Group and three members of the Residential Products Group having completed the migration to the new software. The Company has targeted Year 2000 compliance of its financial and operational software by no later than mid-1999, and thus has not developed contingency plans.

  The Company will continue to incur expenses related to these efforts, however, such expenses are not expected to have a material impact on the Company's results of operations. Although not anticipated, the consequence of non-compliance by the Company, its customers or suppliers could have a material adverse impact on the Company's operations.


New Domestic Subsidiary

  The Company recently formed a wholly-owned subsidiary named International Window-Colorado, Inc. (IW-CO) which will be a member of the Residential Products Group. On October 1, 1998, IW-CO completed the $1,300,000 cash purchase of selected assets and liabilities of a Denver, Colorado residential window and door company. The estimated fair value of the net assets acquired was $726,000. The $574,000 excess of the purchase price over the estimated fair value was allocated to goodwill and is being amortized on a straight line basis over 15 years.

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

                                         International Aluminum Corporation
                                                     (Registrant)




Date:       May 12, 1999                          DAVID C. TREINEN
                                                  David C. Treinen
                                          Senior Vice President - Finance
                                                 and Administration
                                           (Principal Financial Officer)




Date:       May 12, 1999                        MITCHELL K. FOGELMAN
                                                Mitchell K. Fogelman
                                            Vice President - Controller
                                           (Principal Accounting Officer)