Form 10-K405
period 1999-06-30
INTERNATIONAL ALUMINUM CORP
filed 1999-09-22
CIK 51103

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                                FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13
                 OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 1999     Commission File Number 1-7256

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

    Common Stock               New York Stock Exchange
 ($1.00 Par Value)                Pacific Exchange

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

At September 8, 1999 there were 4,291,794 shares of Registrant's Common Stock outstanding. The aggregate market value of shares held by non-affiliates was $64,431,235 based on the New York Stock Exchange composite closing price on that date.


                   DOCUMENTS INCORPORATED BY REFERENCE

Registrant's Annual Report to Shareholders for fiscal year ended June 30, 1999 is incorporated by reference into Parts I and II.

Registrant's Proxy Statement dated September 27, 1999 for the Annual Meeting of Shareholders to be held on October 28, 1999 is incorporated by reference, other than the performance graph and Compensation Committee Report, into Part III.

                                PART I


  ITEM 1.  BUSINESS

  a. GENERAL DEVELOPMENT OF BUSINESS

       International Aluminum Corporation is an integrated building products manufacturer of diversified lines of quality aluminum, vinyl, wood and glass products. The Company was incorporated in California in 1963 as successor to an aluminum fabricating business begun in 1957 and maintains its executive offices at 767 Monterey Pass Road, Monterey Park, California 91754. The Company's telephone number is (323) 264-1670. Reference to the "Registrant", "International Aluminum Corporation" or the "Company" includes International Aluminum Corporation and its subsidiaries unless the context indicates otherwise.


  b. INDUSTRY SEGMENTS, LINES OF BUSINESS AND CLASSES OF PRODUCTS

       This information is included on pages 4 and 15 of the Registrant's 1999 Annual Report to Shareholders and is hereby incorporated by reference.


  c. NARRATIVE DESCRIPTION OF BUSINESS

  Processes and Products

      Residential

       Residential products are fabricated from aluminum, vinyl and wood into a broad line of horizontal sliding windows, vertical sliding windows, casement windows, garden windows, bay and bow windows, special configuration windows, louvre windows, patio doors, tub enclosures, shower doors, wardrobe mirror doors and related products. These products are used in new residential construction and in remodeling, home improvement and replacement.

      Commercial

       Commercial products are fabricated from aluminum into curtain walls, window walls, storefront framing, entrance doors and frames for exterior applications and officefronts, office partitions, doors and frames for interior applications. These products are utilized in varying combinations to produce systems used for office and commercial construction, remodeling and tenant improvement applications.

      Aluminum Extrusion

       In the extrusion process, heated aluminum billets are hydraulically forced through steel dies to produce a piece of metal of the desired cross-sectional shape and length. The extrusions are then cut and, when requested, anodized or painted in a variety of finishes in the Company's anodizing and painting departments.

      Aluminum extrusions produced by the Company are used in fabricating substantially all of its other aluminum products. In addition, during fiscal 1999 approximately 49% of the extrusions produced were sold to users in its own or other industries, including manufacturers of fixtures, electronic equipment, automotive products, sailboats, skylights and truck bodies. The Company furnishes design services to assist its customers in developing or better utilizing custom extrusions.

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

      No customer accounted for more than 5% of net sales in 1999, and no material part of the business is dependent upon a single customer or a few customers, the loss of any one or more of whom would have a materially adverse effect on the business of the Company. The Company does business on a current basis and has no significant backlog of unfilled firm orders.

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

      The Company produces the aluminum extrusions used in the products it manufactures and sells. Vinyl, wood, hardware, fasteners and screening are purchased from outside sources.


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

  Employees

      As of June 30, 1999, the Company had approximately 2,200 full-time employees.

  d.    FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

      The information concerning income before taxes of foreign and domestic operations for fiscal years 1999, 1998 and 1997 is set forth in Note 10 to the consolidated financial statements included on page 14 of the Company's 1999 Annual Report incorporated herein by reference. Other related information regarding foreign operations is not significant for disclosure.


  ITEM 2.  PROPERTIES

      The following table sets forth information concerning the
  location, size and use of the Company's present facilities:
                                Square
          Location             Feet (A)               Use
  Alhambra, CA                 221,000      Aluminum extrusions,
                                               foundry & finishing
  Waxahachie, TX               272,000      Aluminum extrusions,
                                               foundry & finishing
  South Gate, CA               189,000      Residential products
  Hayward, CA                  103,000      Residential products
  Phoenix, AR                  100,000      Residential products
  Moreno Valley, CA             67,000      Residential products
  Denver, CO                    29,000(L)   Residential products
  Vernon, CA                   134,000      Commercial products
  Hayward, CA                   14,000(L)   Commercial products
  Las Vegas, NV                 12,000(L)   Commercial products
  Bedford Park, IL              81,000      Commercial products
  Baltimore, MD                 16,000(L)   Commercial products
  Boston, MA                    21,000(L)   Commercial products
  Detroit, MI                   12,000(L)   Commercial products
  Waxahachie, TX               219,000      Commercial products
  Denver, CO                    16,000(L)   Commercial products
  St. Louis, MO                 14,000(L)   Commercial products
  Dallas, TX                    53,000(L)   Commercial products
  Houston, TX                   57,000      Commercial products
  Rock Hill, SC                 74,000      Commercial products
  Orlando, FL                   14,000(L)   Commercial products
  Atlanta, GA                   18,000(L)   Commercial products
  Langley, B.C., Canada         63,000      Commercial products
  Fontana, CA                   62,000      Glass fabrication
  Rock Hill, SC                 84,000      Glass fabrication
  Monterey Park, CA             19,000(L)   Executive offices

  ______________________

  (A) Includes manufacturing, warehouse and office space; excludes construction in process, parking and yard storage space.
  (L)  Indicates leased premises.


       Of the 1,964,000 square feet exhibited above, 1,726,000 square feet are owned by the Company. The balance of 238,000 square feet is leased under agreements expiring at various dates. The Company believes that its facilities are adequate for anticipated levels of operations.

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

                                PART II

  ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
           STOCKHOLDER MATTERS

       The market and dividend information is included on pages 6 and 16 of the Company's 1999 Annual Report to Shareholders and is incorporated herein by reference.

            There are no restrictions of future cash dividends.

       There were approximately 400 shareholders of record of the Company's common stock at June 30, 1999.

  ITEM 6.  SELECTED FINANCIAL DATA

       Selected financial data pertaining to the Company for the last five years is set forth on page 4 of the Company's 1999
  Annual Report to Shareholders and is incorporated herein by reference.

  ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

       This information is set forth on pages 2 through 6 of the Company's 1999 Annual Report to Shareholders and is incorporated herein by reference.

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


                               PART III

       The information required under Part III is contained in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held October 28, 1999, which information is incorporated herein by reference.

                          PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                     Page
(a)  1.  Financial Statements
           Consolidated Financial Statements (See Note):
             Balance sheets - June 30, 1999 and 1998
             Statements for the three years ended June 30, 1999 -
               Income
               Shareholders' equity
               Cash flows
             Notes to consolidated financial statements

     2.  Financial Statement Schedules
           Report of Independent Accountants on Financial
             Statement Schedules                                      F-1
           Schedule for the three years ended June 30, 1999 -
             II  Valuation and qualifying accounts                    F-2

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

23.  Consent of PricewaterhouseCoopers LLP (on page F-1 herein).

27.  Financial Data Schedule.

(b) No reports on Form 8-K were required to be filed during the last quarter of 1999.


NOTE: The consolidated financial statements referred to above are included in the 1999 Annual Report to Shareholders and are incorporated herein by reference.

                                  SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                           INTERNATIONAL ALUMINUM CORPORATION

Date:  September 21, 1999                  By:       DAVID C. TREINEN
                                                     David C. Treinen
                                            Senior Vice President-Finance and
                                             Administration; Secretary and
                                             Chief Financial Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Registrant and in the capacities and on the dates indicated.
       Signature                       Title                      Date
CORNELIUS C. VANDERSTAR    Chairman of the Board and       September 21, 1999
Cornelius C. Vanderstar     Chief Executive Officer


J. D. WILLIAMS             President and Chief             September 21, 1999
J. D. Williams              Operating Officer


DAVID C. TREINEN           Director; Senior Vice           September 21, 1999
David C. Treinen            President-Finance and
                            Administration; Secretary
                            and Chief Financial Officer

MITCHELL K. FOGELMAN       Vice President-Controller       September 21, 1999
Mitchell K. Fogelman        and Chief Accounting Officer


JOHN P. CUNNINGHAM         Director                        September 21, 1999
John P. Cunningham


HUGH E. CURRAN             Director                        September 21, 1999
Hugh E. Curran


JOEL F. McINTYRE           Director                        September 21, 1999
Joel F. McIntyre


ALEXANDER VAN DE POL       Director                        September 21, 1999
Alexander van de Pol


DONALD J. WILLFONG         Director                        September 21, 1999
Donald J. Willfong
                                    - 9 -

                 REPORT OF INDEPENDENT ACCOUNTANTS ON
                     FINANCIAL STATEMENT SCHEDULE



  To the Board of Directors of
  International Aluminum Corporation


  Our audits of the consolidated financial statements referred to in our report dated August 19, 1999 appearing in the 1999 Annual Report to Shareholders of International Aluminum Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)2 of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


  PRICEWATERHOUSECOOPERS LLP

  Los Angeles, California
  August 19, 1999





                                                             Exhibit 23

                  CONSENT OF INDEPENDENT ACCOUNTANTS



  We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33-57109) of International Aluminum Corporation of our report dated August 19, 1999 relating to the financial statements, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated August 19, 1999 relating to the financial statement schedule which appears in this Form 10-K.


  PRICEWATERHOUSECOOPERS LLP

  Los Angeles, California
  September 21, 1999

            INTERNATIONAL ALUMINUM CORPORATION AND SUBSIDIARIES

              SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

                  For The Three Years Ended June 30, 1999


                    Balance at    Amounts     Amounts    Balance at
                    Beginning     Charged     Written       End
   Description       of Year     to Income      Off       of Year

Reserves for
 doubtful accounts

    1999              $697,000    $414,000    $376,000    $735,000

    1998               614,000     484,000     401,000     697,000

    1997               571,000     548,000     505,000     614,000

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

                                                    Jurisdiction of
              Name of Subsidiary                     Organization


International Window Corporation                    California
International Extrusion Corporation                 California
United States Aluminum Corporation                  California
General Window Corporation*                         California
International California Glass Corporation          California
United States Aluminum Corporation-Illinois         California
International Window-Arizona, Inc.                  California
United States Aluminum Corporation-Texas            Texas
International Extrusion Corporation-Texas           California
United States Aluminum Corporation-Carolina         California
International Carolina Glass Corporation            California
Maestro Products, Inc.                              California
United States Aluminum of Canada, Ltd.              Canada
International Window-Colorado, Inc.                 Colorado

______________________________________________
* dba International Window-Northern California






















                                Exhibit 22