Form 10-Q
period 1999-09-30
INTERNATIONAL ALUMINUM CORP
filed 1999-11-12
CIK 51103

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549




               FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13
             OF THE SECURITIES EXCHANGE ACT OF 1934




For quarter ended September 30, 1999               Commission File Number 1-7256






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

At November 1, 1999 there were 4,291,794 shares of Common Stock outstanding.





                              Page 1 of 10 Pages

                       INTERNATIONAL ALUMINUM CORPORATION
                                AND SUBSIDIARIES

                                     INDEX





                                                                      Page


PART I.  Financial Information

     Consolidated Balance Sheets -
       September 30, 1999 and June 30, 1999                             3

     Consolidated Statements of Income -
       three months ended September 30, 1999 and 1998                   4

     Consolidated Statements of Cash Flows -
       three months ended September 30, 1999 and 1998                   5

     Notes to Consolidated Financial Statements                         6

     Management's Discussion and Analysis of
       Financial Condition and Results of Operations                    8

     Signatures                                                         10

                                   PART I

                     INTERNATIONAL ALUMINUM CORPORATION
                              AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                                                   Unaudited         Audited
Assets                                          Sept. 30, 1999    June 30, 1999
Current assets:
  Cash and cash equivalents                      $  2,505,000     $  2,269,000
  Accounts receivable, net                         41,893,000       39,371,000
  Inventories                                      40,974,000       41,576,000
  Prepaid expenses and deposits                     4,176,000        4,909,000
  Future income tax benefits                        1,492,000        1,492,000

    Total current assets                           91,040,000       89,617,000

Property, plant and equipment, at cost            113,078,000      109,907,000
Accumulated depreciation                          (56,806,000)     (55,591,000)

    Net property, plant and equipment              56,272,000       54,316,000

Other assets:
  Costs in excess of net assets of
    purchased businesses                            9,645,000        9,760,000

                                                 $156,957,000     $153,693,000





Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                               $  7,686,000     $  8,079,000
  Accrued liabilities                              10,821,000       12,415,000
  Advances payable to banks                         3,257,000
  Income taxes payable                              1,430,000           93,000

    Total current liabilities                      23,194,000       20,587,000

Deferred income taxes                               4,405,000        4,405,000

    Total liabilities                              27,599,000       24,992,000

Shareholders' equity                              129,358,000      128,701,000

                                                 $156,957,000     $153,693,000


See accompanying notes to consolidated financial statements.

                                                                   Unaudited



                     INTERNATIONAL ALUMINUM CORPORATION
                              AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF INCOME

                                                       Three Months Ended
                                                          September 30,

                                                       1999            1998
Net sales                                          $62,863,000     $62,150,000
Cost of sales                                       44,269,000      42,827,000
  Gross profit                                      18,594,000      19,323,000
Selling, general and administrative expenses        15,248,000      13,870,000
  Income from operations                             3,346,000       5,453,000
Interest income (expense), net                         (44,000)        106,000
  Income before income taxes                         3,302,000       5,559,000
Provision for income taxes                           1,330,000       2,150,000
  Net income                                       $ 1,972,000     $ 3,409,000




Earnings per share:
     Basic                                                $.46            $.79
     Diluted                                              $.46            $.79

Shares used to compute EPS:
     Basic                                           4,291,794        4,290,994
     Diluted                                         4,291,794        4,298,807

Cash dividends per share                                  $.30            $.30


See accompanying notes to consolidated financial statements.

                                                                    Unaudited



                     INTERNATIONAL ALUMINUM CORPORATION
                              AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        Three Months Ended
                                                           September 30,

                                                         1999          1998
Cash flows from operating activities:
  Net income                                         $ 1,972,000   $ 3,409,000
  Adjustments for noncash transactions:
    Depreciation and amortization                      1,778,000     1,470,000
  Changes in assets and liabilities:
    Receivables                                       (2,522,000)   (2,893,000)
    Inventories                                          602,000      (862,000)
    Prepaid expenses and deposits                        733,000      (539,000)
    Accounts payable                                    (393,000)    1,820,000
    Accrued liabilities                               (1,594,000)   (1,033,000)
    Income taxes payable                               1,337,000     1,863,000

    Net cash provided by operating activities          1,913,000     3,235,000

Cash flows from investing activities:
  Capital expenditures                                (3,708,000)   (4,375,000)
  Proceeds from sales of capital assets                   61,000       471,000

    Net cash used in investing activities             (3,647,000)   (3,904,000)

Cash flows from financing activities:
  Dividends paid to shareholders                      (1,287,000)   (1,288,000)
  Net borrowings under lines of credit                 3,257,000
  Proceeds from exercises of stock options                              29,000

    Net cash provided by (used in)
      financing activities                             1,970,000    (1,259,000)

Net change in cash and cash equivalents                  236,000    (1,928,000)

Cash and cash equivalents at beginning
  of period                                            2,269,000    14,320,000

Cash and cash equivalents at end of period           $ 2,505,000   $12,392,000


See accompanying notes to consolidated financial statements.

                                                                 Unaudited



                   INTERNATIONAL ALUMINUM CORPORATION
                            AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Basis of Presentation

  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which consist solely of normal recurring adjustments unless otherwise disclosed) necessary to present fairly, in all material respects, its financial position as of September 30, 1999 and June 30, 1999, and the results of operations and cash flows for the three month periods ended September 30, 1999 and 1998. The results of operations for the three month periods ended September 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

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



Comprehensive Income

  Comprehensive income, defined as net income and other comprehensive income, for the first quarters ended September 30, 1999 and 1998 was $1,945,000 and $3,296,000, respectively. Other comprehensive income includes foreign currency translation adjustments recorded directly into shareholders' equity.



Balance Sheet Components                     Sept. 30, 1999   June 30, 1999

Inventories, lower of Fifo Cost or Market
  Raw materials                               $ 33,178,000     $ 34,915,000
  Work in process                                2,164,000        1,466,000
  Finished Goods                                 5,632,000        5,195,000
                                              $ 40,974,000     $ 41,576,000

Shareholders' Equity
  Common stock                                $  4,765,000     $  4,765,000
  Paid-in capital                                4,123,000        4,123,000
  Retained earnings                            120,481,000      119,796,000
  Accumulated other comprehensive income           (11,000)          17,000
                                              $129,358,000     $128,701,000

                                                                 Unaudited



Segment Information

  The following presents the Company's net sales, operating income and total assets by operating segment, reconciling to the Company's totals. All data presented in thousands of dollars.

Net Sales:                Three Months Ended
                             September 30,
                           1999        1998
Commercial               $ 29,802    $ 31,972
Residential                15,768      13,102
Aluminum Extrusion         24,951      28,912
Glass                       4,203       3,999
  Total segments           74,724      77,985
Eliminations              (11,861)    (15,835)
  Total                  $ 62,863    $ 62,150




Operating Income:         Three Months Ended
                             September 30,
                           1999        1998

Commercial               $  3,658    $  4,540
Residential                 1,067         636
Aluminum Extrusion           (388)      2,393
Glass                         158         (53)
  Total segments            4,495       7,516
Eliminations                  973           7
Corporate                  (2,122)     (2,070)
  Total                  $  3,346    $  5,453




Total Assets:            Sept. 30,   June 30,
                           1999        1999

Commercial               $ 68,265    $ 69,306
Residential                29,754      28,874
Aluminum Extrusion         41,601      38,543
Glass                       8,469       8,156
  Total segments          148,089     144,879
Corporate                   8,868       8,814
  Total                  $156,957    $153,693


                                                                 Unaudited



                   INTERNATIONAL ALUMINUM CORPORATION
                            AND SUBSIDIARIES

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS




Significant Changes in Results of Operations

  Net sales for the first quarter ended September 30, 1999 increased by $713,000 or 1.1% from the comparable quarter of the prior year. This increase in sales includes a $2,650,000 or 20.3% increase posted by the Residential Products Group resulting from strong demand in Northern California and continued penetration into the Colorado market. Offsetting this was a $2,158,000 or 6.8% decrease posted by the Commercial Products Group, primarily resulting from an inadequate supply of raw materials from our aluminum extrusion operations.

  The cost of sales as a percentage of net sales was 70.4% for the quarter ended September 30, 1999 as opposed to 68.9% for the comparable prior year period. This increase is largely attributable to higher labor and overhead expenses incurred in our extrusion operations resulting from equipment failures and mechanical breakdowns.

  Selling, general and administrative expenses for the quarter were $1,378,000 or 9.9% higher than those of the comparable quarter of the prior year. This increase reflects costs incurred in support of the increased sales volume coupled with compensation, recruiting and relocation costs associated with realigning and enlarging operating group management teams.

  The swing from net interest income for the prior year quarter to net interest expense in the current year quarter relates to the depletion of funds available for investment due primarily to heavy capital expenditures.

  The effective tax rate for the quarter ended September 30, 1999 was 40.3% whereas the comparable quarter of fiscal year 1999 was 38.7%. This increase is primarily attributable to reduced income in states with low effective tax rates.



Liquidity and Capital Resources

  Working capital decreased to $67,846,000 during the three months ended September 30, 1999, a decrease of $1,184,000 from June 30, 1999. The ratio of current assets to current liabilities is currently 3.9 as compared to 4.4 as of the beginning of the year.

  The Company's projected capital expenditures for fiscal 2000 and related financing remain unchanged from those described in the June 30, 1999 Annual Report. The Company's line of credit remains unchanged from that noted in the June 30, 1999 Annual Report to Shareholders.

                                                                 Unaudited



Year 2000

  The Company has substantially completed its migration to compliant financial and operational software and thus has not developed contingency plans.

  The consequence of non-compliance (although the Company does not anticipate such) by the Company, its customers or its suppliers could have a material adverse impact on the Company's operations.



Forward-Looking Information

  This report contains forward-looking statements with respect to the financial condition, results of operations and business of the Company. Such items are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

                                         International Aluminum Corporation
                                                     (Registrant)




Date:     November 11, 1999                       DAVID C. TREINEN
                                                  David C. Treinen
                                          Senior Vice President - Finance
                                                 and Administration
                                           (Principal Financial Officer)




Date:     November 11, 1999                     MITCHELL K. FOGELMAN
                                                Mitchell K. Fogelman
                                            Vice President - Controller
                                           (Principal Accounting Officer)