Form 10-Q
period 1999-12-31
INTERNATIONAL ALUMINUM CORP
filed 2000-02-15
CIK 51103

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549




               FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13
             OF THE SECURITIES EXCHANGE ACT OF 1934




For quarter ended December 31, 1999               Commission File Number 1-7256






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

At February 1, 2000 there were 4,291,794 shares of Common Stock outstanding.





                              Page 1 of 11 Pages

                       INTERNATIONAL ALUMINUM CORPORATION
                                AND SUBSIDIARIES

                                     INDEX





                                                                      Page


PART I.  Financial Information

     Consolidated Balance Sheets -
       December 31, 1999 and June 30, 1999                              3

     Consolidated Statements of Income -
       three and six month periods ended
       December 31, 1999 and 1998                                       4

     Consolidated Statements of Cash Flows -
       six months ended December 31, 1999 and 1998                      5

     Notes to Consolidated Financial Statements                         6

     Management's Discussion and Analysis of
       Financial Condition and Results of Operations                    9


PART II.  Other Information

     Item 4(c).  Submission of Matters to a Vote of
       Security Holders                                                10

     Signatures                                                        11

                                   PART I

                     INTERNATIONAL ALUMINUM CORPORATION
                              AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                                                  Unaudited         Audited
Assets                                          Dec. 31, 1999    June 30, 1999
Current assets:
  Cash and cash equivalents                      $  1,414,000     $  2,269,000
  Accounts receivable, net                         36,924,000       39,371,000
  Inventories                                      41,469,000       41,576,000
  Prepaid expenses and deposits                     4,598,000        4,909,000
  Future income tax benefits                        1,492,000        1,492,000

    Total current assets                           85,897,000       89,617,000

Property, plant and equipment, at cost            108,886,000      109,907,000
Accumulated depreciation                          (53,637,000)     (55,591,000)

    Net property, plant and equipment              55,249,000       54,316,000

Other assets:
  Costs in excess of net assets of
    purchased businesses                            9,295,000        9,760,000

                                                 $150,441,000     $153,693,000





Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                               $  5,948,000     $  8,079,000
  Accrued liabilities                               9,960,000       12,415,000
  Advances payable to banks                         2,332,000              -
  Income taxes payable                                    -             93,000

    Total current liabilities                      18,240,000       20,587,000

Deferred income taxes                               4,405,000        4,405,000

    Total liabilities                              22,645,000       24,992,000

Shareholders' equity                              127,796,000      128,701,000

                                                 $150,441,000     $153,693,000


See accompanying notes to consolidated financial statements.

                                                                                Unaudited



                       INTERNATIONAL ALUMINUM CORPORATION
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                       Three Months Ended           Six Months Ended
                                           December 31,                December 31,

                                       1999          1998          1999           1998
Net sales                          $51,054,000   $57,632,000   $109,715,000   $115,782,000
Cost of sales                       38,526,000    39,724,000     79,611,000     79,342,000
  Gross profit                      12,528,000    17,908,000     30,104,000     36,440,000
Selling, gen. and admin. expenses   13,580,000    13,469,000     27,861,000     26,494,000
  Income (loss) from operations     (1,052,000)    4,439,000      2,243,000      9,946,000
Interest income (expense), net          (9,000)      107,000         (4,000)       243,000
  Income (loss) from continuing
   operations before income taxes   (1,061,000)    4,546,000      2,239,000     10,189,000
Provision for income taxes            (389,000)    1,720,000        940,000      3,900,000
  Income (loss) from continuing
   operations                         (672,000)    2,826,000      1,299,000      6,289,000
Loss from discontinued operations      (53,000)      (36,000)       (52,000)       (90,000)
Gain on disposition of
 discontinued operations               377,000           -          377,000            -
  Net income (loss)                $  (348,000)  $ 2,790,000   $  1,624,000   $  6,199,000






Basic and diluted EPS:
     Continuing operations               $(.16)        $ .66          $ .30          $1.46
     Discontinued operations               .08          (.01)           .08           (.02)
                                         $(.08)        $ .65          $ .38          $1.44

Shares used to compute EPS:
     Basic                           4,291,794     4,291,494      4,291,794      4,291,208
     Diluted                         4,291,794     4,299,195      4,291,794      4,298,966

Cash dividends per share                  $.30          $.30           $.60           $.60


See accompanying notes to consolidated financial statements.

                                                                    Unaudited



                     INTERNATIONAL ALUMINUM CORPORATION
                              AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          Six Months Ended
                                                            December 31,

                                                         1999          1998
Cash flows from operating activities:
  Net income                                         $ 1,624,000   $ 6,199,000
  Adjustments for noncash transactions:
    Depreciation and amortization                      3,612,000     3,059,000
    Gain on disposition of discontinued operations      (587,000)          -
  Changes in assets and liabilities:
    Receivables                                          496,000    (3,650,000)
    Inventories                                       (1,175,000)   (6,242,000)
    Prepaid expenses and deposits                         71,000      (390,000)
    Accounts payable                                  (1,532,000)    3,005,000
    Accrued liabilities                               (2,033,000)      646,000
    Income taxes payable                                 (93,000)     (630,000)

    Net cash provided by operating activities            383,000     1,997,000

Cash flows from investing activities:
  Capital expenditures                                (5,036,000)   (8,056,000)
  Disposition (acquisition) of businesses              3,921,000    (1,300,000)
  Proceeds from sales of capital assets                  120,000       600,000

    Net cash used in investing activities               (995,000)   (8,756,000)

Cash flows from financing activities:
  Dividends paid to shareholders                      (2,575,000)   (2,576,000)
  Net borrowings under lines of credit                 2,332,000           -
  Proceeds from exercises of stock options                   -          29,000

    Net cash used in financing activities               (243,000)   (2,547,000)

Net change in cash and cash equivalents                 (855,000)   (9,306,000)

Cash and cash equivalents at beginning
  of period                                            2,269,000    14,320,000

Cash and cash equivalents at end of period           $ 1,414,000   $ 5,014,000


See accompanying notes to consolidated financial statements.

                                                                 Unaudited



                   INTERNATIONAL ALUMINUM CORPORATION
                            AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Basis of Presentation

  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which consist solely of normal recurring adjustments unless otherwise disclosed) necessary to present fairly, in all material respects, its financial position as of December 31, 1999 and June 30, 1999, and the results of operations for the three and six month periods ended December 31, 1999 and 1998 and the cash flows for the six month periods ended December 31, 1999 and 1998. The results of operations for the three and six month periods ended December 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year.

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


Comprehensive Income

  Comprehensive income, defined as net income and other comprehensive income, for the second quarters ended December 31, 1999 and 1998 was $(275,000) and $2,793,000, respectively. Comprehensive income for the six months ended December 31, 1999 and 1998 was $1,670,000 and $6,089,000, respectively. Other comprehensive income includes foreign currency translation adjustments recorded directly in shareholders' equity.

Balance Sheet Components                     Dec. 31, 1999   June 30, 1999
Inventories, lower of FIFO Cost or Market
  Raw materials                               $ 33,747,000    $ 34,915,000
  Work in process                                1,913,000       1,466,000
  Finished goods                                 5,809,000       5,195,000
                                              $ 41,469,000    $ 41,576,000

Shareholders' Equity
  Common stock                                $  4,765,000    $  4,765,000
  Paid-in capital                                4,123,000       4,123,000
  Retained earnings                            118,845,000     119,796,000
  Accumulated other comprehensive income            63,000          17,000
                                              $127,796,000    $128,701,000

                                                                 Unaudited



Segment Information

    The following presents the Company's net sales, operating income and total assets by operating segment, reconciling to the Company's totals. All data presented in thousands of dollars.

Net Sales:                Three Months Ended          Six Months Ended
                             December 31,               December 31,
                           1999        1998           1999        1998
Commercial               $ 26,696    $ 30,741       $ 56,498    $ 62,713
Residential                14,991      13,834         30,759      26,936
Aluminum Extrusion         24,636      29,941         49,587      58,853
  Total Segments           66,323      74,516        136,844     148,502
Eliminations              (15,269)    (16,884)       (27,129)    (32,720)
  Total                  $ 51,054    $ 57,632       $109,715    $115,782



Operating Income:         Three Months Ended          Six Months Ended
                             December 31,               December 31,
                           1999        1998           1999        1998

Commercial               $  1,612    $  3,109       $  5,270    $  7,649
Residential                   662         860          1,729       1,496
Aluminum Extrusion         (2,002)      2,936         (2,391)      5,329
  Total Segments              272       6,905          4,608      14,474
Eliminations                  415        (209)         1,389        (201)
Corporate                  (1,739)     (2,257)        (3,754)     (4,327)
  Total                  $ (1,052)   $  4,439       $  2,243    $  9,946




Total Assets:            Dec. 31,    June 30,
                           1999        1999

Commercial               $ 69,576    $ 69,306
Residential                30,088      28,874
Aluminum Extrusion         40,307      38,543
Glass                         -         8,156
  Total Segments          139,971     144,879
Corporate                  10,470       8,814
  Total                  $150,441    $153,693

                                         Unaudited


Discontinued Operations

  The Company sold most all of the operating assets of its Glass segment, excluding the land and buildings, for approximately $3.9 million. The land and buildings were leased to the buyer. The Glass segment is accounted for as a discontinued operation, and accordingly, amounts in the income statements and related notes for all periods shown have been restated to reflect discontinued operations accounting. Summarized results of the discontinued businesses are shown separately as discontinued operations in the accompanying income statements. Operating results of the discontinued segment, in thousands of dollars, are as follows:

                                   Three Months Ended     Six Months Ended
                                       December 31,         December 31,
                                      1999      1998       1999      1998
Net sales                           $ 2,712    $ 3,637    $6,914   $ 7,637

Loss before income taxes                (83)      (66)       (82)     (150)
Income tax benefit                      (30)      (30)       (30)      (60)
Net (loss) from discontinued ops.       (53)      (36)       (52)      (90)
Gain on disposition of disc. ops.,
  net of $210 income tax expense        377        -         377        -
Net income (loss) from
  discontinued segment              $   324   $   (36)   $   325   $   (90)

Earnings per diluted share:
  Discontinued operations             $(.01)    $(.01)     $(.01)    $(.02)
  Gain on disposition of disc. ops.     .09        -         .09        -


Year 2000

  The Company completed its planned changes to obtain compliance prior to December 31, 1999. To date, the Company has not had any material failures related with non-compliance nor is it aware of any material failures of any of its significant customers or suppliers.

                                                                Unaudited



                   INTERNATIONAL ALUMINUM CORPORATION
                            AND SUBSIDIARIES

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS




Significant Changes in Results of Operations

  Sales decreased by $6,578,000 or 11.4% for the quarter ended December 31, 1999 and by $6,067,000 or 5.2% for the six months then ended when compared with the 1998 periods. The decreases in sales include decreases of $4,041,000 or 13.2% for the quarter and $9,051,000 or 13.8% for the six months by the Commercial Products Group primarily resulting from an inadequate supply of raw materials from our aluminum extrusion operations. Also included are decreases of $3,673,000 or 27.9% for the quarter and by $3,627,000 or 13.7% for the six months by the Aluminum Extrusion Group primarily resulting from lower production due to equipment breakdowns and the implementation of continuous flow manufacturing processing.

  Cost of sales as a percentage of net sales increased by 6.6% for the quarter ended December 31, 1999 and by 4.1% for the six months then ended when compared with the 1998 periods. These increases are largely attributable to higher labor and overhead expenses incurred in our extrusion operations resulting from equipment breakdowns coupled with downtime associated with retraining personnel and the aforementioned conversion to continuous flow manufacturing.

  Selling, general and administrative expenses increased by $111,000 for the quarter and by $1,367,000 or 5.2% for the six month period. The increased expenses for the six months are primarily attributable to additional compensation, recruiting and relocation costs during the first quarter associated with realigning and enlarging operating group management teams.

  The swing from net interest income for the prior year periods to net interest expense for the current year periods relates to the depletion of funds available for investment due primarily to heavy capital expenditures.

  The effective tax rate for the six months ended December 31, 1999 was 42.0% whereas the comparable period of the prior year was 38.3%. This increase is primarily attributable to reduced income in states with low effective tax rates coupled with nondeductible expenses being spread over a lower income base.

                                                                 Unaudited


Liquidity and Capital Resources

  Working capital at December 31, 1999 stood at $67,657,000, a decrease of $1,373,000 from June 30, 1999. The ratio of current assets to current liabilities is currently 4.7 as compared to 4.4 as of the beginning of the year.

  The Company's projected capital expenditures for fiscal 2000 include $11,000,000 for scheduled expansion of production capacity in addition to the normal annual noncapitalized expenditures for replacement items. The Company anticipates financing these expenditures through internal cash flow and the utilization of its line of credit.

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






PART II.  OTHER INFORMATION

Item 4(c).  Submission of Matters to a Vote of Security Holders

   On October 28, 1999, the Company held its 1999 Annual Shareholders Meeting. Shareholders voted proxies representing 4,055,780 shares which was 94.5% of the 4,291,794 shares outstanding on the record date. The proposed slate of directors was elected with 3,900,291 shares and the selected independent accountants were ratified with 4,047,011 shares.

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

                                         International Aluminum Corporation
                                                     (Registrant)




Date:     February 14, 2000                       DAVID C. TREINEN
                                                  David C. Treinen
                                          Senior Vice President - Finance
                                                 and Administration
                                           (Principal Financial Officer)




Date:     February 14, 2000                     MITCHELL K. FOGELMAN
                                                Mitchell K. Fogelman
                                            Vice President - Controller
                                           (Principal Accounting Officer)