Form 10-Q
period 2000-03-31
INTERNATIONAL ALUMINUM CORP
filed 2000-05-12
CIK 51103

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549




               FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13
             OF THE SECURITIES EXCHANGE ACT OF 1934




For quarter ended March 31, 2000                  Commission File Number 1-7256






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

At May 1, 2000 there were 4,244,794 shares of Common Stock outstanding.





                              Page 1 of 11 Pages

                       INTERNATIONAL ALUMINUM CORPORATION
                                AND SUBSIDIARIES

                                     INDEX





                                                                      Page


PART I.  Financial Information

     Consolidated Balance Sheets -
       March 31, 2000 and June 30, 1999                                 3

     Consolidated Statements of Income -
       three and nine month periods ended
       March 31, 2000 and 1999                                          4

     Consolidated Statements of Cash Flows -
       nine months ended March 31, 2000 and 1999                        5

     Notes to Consolidated Financial Statements                         6

     Management's Discussion and Analysis of
       Financial Condition and Results of Operations                    9


     Signatures                                                        11

                                   PART I

                     INTERNATIONAL ALUMINUM CORPORATION
                              AND SUBSIDIARIES

                        CONSOLIDATED BALANCE SHEETS

                                                  Unaudited         Audited
Assets                                         March 31, 2000    June 30, 1999
Current assets:
  Cash and cash equivalents                      $    659,000     $  2,269,000
  Accounts receivable, net                         36,203,000       39,371,000
  Inventories                                      46,911,000       41,576,000
  Prepaid expenses and deposits                     5,062,000        4,909,000
  Future income tax benefits                        1,492,000        1,492,000

    Total current assets                           90,327,000       89,617,000

Property, plant and equipment, at cost            109,795,000      109,907,000
Accumulated depreciation                          (54,680,000)     (55,591,000)

    Net property, plant and equipment              55,115,000       54,316,000

Other assets:
  Costs in excess of net assets of
    purchased businesses                            9,682,000        9,760,000
  Other                                                68,000              -

    Total other assets                              9,750,000        9,760,000

                                                 $155,192,000     $153,693,000




Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                               $  4,123,000     $  8,079,000
  Accrued liabilities                              10,199,000       12,415,000
  Advances payable to banks                        11,968,000              -
  Income taxes payable                                    -             93,000

    Total current liabilities                      26,290,000       20,587,000

Deferred income taxes                               4,405,000        4,405,000

    Total liabilities                              30,695,000       24,992,000

Shareholders' equity                              124,497,000      128,701,000

                                                 $155,192,000     $153,693,000


See accompanying notes to consolidated financial statements.

                                                                                  Unaudited



                       INTERNATIONAL ALUMINUM CORPORATION
                                AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                       Three Months Ended           Nine Months Ended
                                            March 31,                   March 31,

                                       2000          1999          2000           1999
Net sales                          $50,878,000   $55,350,000   $160,593,000   $171,132,000
Cost of sales                       39,438,000    39,244,000    119,049,000    118,586,000
  Gross profit                      11,440,000    16,106,000     41,544,000     52,546,000
Selling, gen. and admin. expenses   13,393,000    13,109,000     41,254,000     39,603,000
  Income (loss) from operations     (1,953,000)    2,997,000        290,000     12,943,000
Interest (income) expense, net         121,000           -          125,000       (243,000)
  Income (loss) from continuing
   operations before income taxes   (2,074,000)    2,997,000        165,000     13,186,000
Provision for income taxes            (850,000)    1,090,000         90,000      4,990,000
  Income (loss) from continuing
   operations                       (1,224,000)    1,907,000         75,000      8,196,000
Loss from discontinued operations          -         (60,000)      ( 52,000)      (150,000)
Gain on disposition of
 discontinued operations                   -             -          377,000            -
Net income (loss)                  $(1,224,000)  $ 1,847,000   $    400,000   $  8,046,000






Basic and diluted EPS:
     Continuing operations               $(.29)        $ .45           $ .01         $1.91
     Discontinued operations                -           (.02)            .08          (.04)
                                         $(.29)        $ .43           $ .09         $1.87

Shares used to compute EPS:
     Basic                           4,280,044     4,291,719       4,287,094     4,291,384
     Diluted                         4,280,044     4,299,183       4,287,094     4,299,044

Cash dividends per share                  $.30          $.30           $.90           $.90


See accompanying notes to consolidated financial statements.

                                                                      Unaudited



                     INTERNATIONAL ALUMINUM CORPORATION
                              AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Nine Months Ended
                                                             March 31,

                                                         2000          1999
Cash flows from operating activities:
  Net income                                         $   400,000   $ 8,046,000
  Adjustments for noncash transactions:
    Depreciation and amortization                      5,339,000     4,700,000
    Gain on disposition of discontinued operations      (587,000)
  Changes in assets and liabilities:
    Receivables                                        1,717,000    (3,753,000)
    Inventories                                       (6,206,000)   (7,263,000)
    Prepaid expenses and deposits                       (399,000)     (929,000)
    Accounts payable                                  (3,624,000)   (1,208,000)
    Accrued liabilities                               (1,800,000)      630,000
    Income taxes payable                                 (93,000)     (358,000)

    Net cash used in operating activities             (5,253,000)     (135,000)

Cash flows from investing activities:
  Capital expenditures                                (6,558,000)  (12,852,000)
  Acquisition of businesses                           (1,222,000)   (1,300,000)
  Disposition of businesses                            3,921,000
  Proceeds from sales of capital assets                  245,000       656,000

    Net cash used in investing activities             (3,614,000)  (13,496,000)

Cash flows from financing activities:
  Dividends paid to shareholders                      (3,862,000)   (3,863,000)
  Net borrowing under lines of credit                 11,894,000     6,093,000
  Common stock repurchased                              (775,000)          -
  Proceeds from exercises of stock options                   -          37,000

    Net cash provided by financing activities          7,257,000     2,267,000

Net change in cash and cash equivalents               (1,610,000)  (11,364,000)

Cash and cash equivalents at beginning
  of period                                            2,269,000    14,320,000

Cash and cash equivalents at end of period           $   659,000   $ 2,956,000


See accompanying notes to consolidated financial statements.

                                                                   Unaudited



                   INTERNATIONAL ALUMINUM CORPORATION
                            AND SUBSIDIARIES

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Basis of Presentation

  In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which consist solely of normal recurring adjustments unless otherwise disclosed) necessary to present fairly, in all material respects, its financial position as of March 31, 2000 and June 30, 1999, and the results of operations for the three and nine month periods ended March 31, 2000 and 1999 and the cash flows for the nine month periods ended March 31, 2000 and 1999 The results of operations for the three and nine month periods ended March 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

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


Comprehensive Income

  Comprehensive income, defined as net income and other comprehensive income, for the third quarters ended March 31, 2000 and 1999 was $(1,237,000) and $1,895,000, respectively. Comprehensive income for the nine months ended March 31, 2000 and 1999 was $433,000 and $7,984,000, respectively. Other comprehensive income includes foreign currency translation adjustments recorded directly in shareholders' equity.

Balance Sheet Components                    March 31, 2000   June 30, 1999
Inventories, lower of FIFO Cost or Market
  Raw materials                               $ 40,295,000    $ 34,915,000
  Work in process                                1,621,000       1,466,000
  Finished goods                                 4,995,000       5,195,000
                                              $ 46,911,000    $ 41,576,000

Shareholders' Equity
  Common stock                                $  4,765,000    $  4,765,000
  Paid-in capital                                4,123,000       4,123,000
  Retained earnings                            115,559,000     119,796,000
  Accumulated other comprehensive income            50,000          17,000
                                              $124,497,000    $128,701,000

                                                                 Unaudited



Segment Information

  The following presents the Company's net sales, operating income and total assets by operating segment, reconciling to the Company's totals. All data presented in thousands of dollars.

Net Sales:                Three Months Ended          Nine Months Ended
                               March 31,                   March 31,
                           2000        1999           2000        1999
Commercial               $ 24,794    $ 29,712       $ 81,292    $ 92,425
Residential                14,404      11,399         45,164      38,335
Aluminum Extrusion         27,776      28,653         77,363      87,506
  Total Segments           66,974      69,764        203,819     218,266
Eliminations              (16,096)    (14,414)       (43,226)    (47,134)
  Total                  $ 50,878    $ 55,350       $160,593    $171,132



Operating Income (Loss):  Three Months Ended          Nine Months Ended
                               March 31,                   March 31,
                           2000        1999           2000        1999

Commercial               $    655    $  2,735       $  5,925    $ 10,384
Residential                   449         162          2,178       1,658
Aluminum Extrusion           (961)      1,894         (3,352)      7,223
  Total Segments              143       4,791          4,751      19,265
Eliminations                 (218)        664          1,171         463
Corporate                  (1,878)     (2,458)        (5,632)     (6,785)
  Total                  $ (1,953)   $  2,997       $    290    $ 12,943




Total Assets:            March 31,   June 30,
                           2000        1999

Commercial               $ 70,804    $ 69,306
Residential                31,484      28,874
Aluminum Extrusion         44,229      38,543
Glass                         -         8,156
  Total Segments          146,517     144,879
Corporate                   8,675       8,814
  Total                  $155,192    $153,693

                                                                 Unaudited


Discontinued Operations

  During the second quarter, the Company sold most all of the operating assets of its Glass segment, excluding the land and buildings, for $3,921,000. The land and buildings were leased to the buyer. The Glass segment is accounted for as a discontinued operation, and accordingly, amounts in the income statements and related notes for all periods shown have been restated to reflect discontinued operations accounting. Summarized results of the discontinued businesses are shown separately as discontinued operations in the accompanying income statements. Operating results of the discontinued segment, in thousands of dollars, are as follows:

                                   Three Months Ended    Nine Months Ended
                                        March 31,            March 31,
                                      2000      1999       2000      1999
Net sales                           $    -    $ 3,953    $ 6,914   $11,590

Loss before income taxes            $    -    $   (90)   $   (82)  $  (240)
Income tax benefit                       -        (30)       (30)      (90)
Loss from discontinued ops.              -        (60)       (52)     (150)
Gain on disposition of disc. ops.,
  net of $210 income tax expense         -         -         377        -
Net income (loss) from
  discontinued segment              $    -    $   (60)   $   325   $  (150)

Earnings per diluted share:
  Discontinued operations              $ -      $(.02)     $(.01)    $(.04)
  Gain on disposition of disc. ops.      -         -         .09        -


New Canadian Subsidiary

  The Company recently formed a wholly-owned subsidiary named United States Aluminum Of Canada-Ontario, Ltd. which became a member of the Commercial Products Group. In March 2000, this subsidiary completed the $1,222,000 cash purchase of selected assets and liabilities of a Toronto, Ontario commercial storefront and curtain wall company. The estimated fair value of the net assets acquired was $720,000. The $502,000 excess of the purchase price over the estimated fair value was allocated to goodwill and is being amortized on a straight line basis over 5 years. Proforma financial statements of this acquisition are not presented as they are not materially different from historical amounts.



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

                                                                 Unaudited



                   INTERNATIONAL ALUMINUM CORPORATION
                            AND SUBSIDIARIES

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                        AND RESULTS OF OPERATIONS




Significant Changes in Results of Operations

  Net sales decreased by $4,472,000 or 8.1% for the quarter ended March 31, 2000 and by $10,539,000 or 6.2% for the nine months then ended when compared with the respective 1999 periods. The decreases in sales include decreases of $4,912,000 or 16.5% for the quarter and $11,111,000 or 12.0% for the nine months by the Commercial Products Group primarily resulting from an inadequate supply of raw materials from our aluminum extrusion operations. Also included are decreases of $2,573,000 or 17.9% for the quarter and $6,200,000 or 15.2% for the nine months by the Aluminum Extrusion Group primarily resulting from lower production due to extended downtime during equipment upgrades and the implementation of continuous flow manufacturing processing. Partially offsetting these are increases of $2,937,000 or 25.8% for the quarter and $6,728,000 or 17.6% for the nine months by the Residential Products Group reflecting the strong market for these products.

  Cost of sales as a percentage of net sales increased by 6.6% for the quarter ended March 31, 2000 and by 4.8% for the nine months then ended when compared with the respective 1999 periods. These increases are largely attributable to higher material, labor and overhead expenses incurred in our extrusion operations resulting from downtime and inefficiencies associated with retraining personnel for the aforementioned conversion to continuous flow manufacturing.

  Selling, general and administrative expenses increased by $284,000 or 2.2% for the quarter and by $1,651,000 or 4.2% for the nine month period. The increased expenses are primarily attributable to additional compensation, recruiting, relocation and severance costs associated with realigning operating group management teams.

  The swing from net interest income for the prior year nine month period to net interest expense for the current year period relates to the depletion of funds available for investment due primarily to heavy capital expenditures and increases in raw material inventories.

  The effective tax rate for the nine months ended March 31, 2000 was 54.5% whereas the comparable period of the prior year was 37.8%. This increase is primarily attributable to losses in states with no related tax benefit coupled with nondeductible expenses being spread over a lower income base.

                                                                  Unaudited


Liquidity and Capital Resources

  Working capital at March 31, 2000 stood at $64,037,000, a decrease of $4,993,000 from June 30, 1999. The ratio of current assets to current liabilities is currently 3.4 as compared to 4.4 as of the beginning of the year.

  In addition to the $1,222,000 cash purchase of business assets in Toronto, Canada, (see note), the Company's projected capital expenditures for fiscal 2000 include $8,000,000 for scheduled expansion of production capacity in addition to the normal annual noncapitalized expenditures for replacement items. The Company anticipates financing these expenditures through internal cash flow and the utilization of its line of credit.

  The Company's line of credit was increased to $20,000,000. The terms of the line remain unchanged from those noted in the June 30, 1999 Annual Report to Shareholders.



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

                                         International Aluminum Corporation
                                                     (Registrant)




Date:       May 12, 2000                          DAVID C. TREINEN
                                                  David C. Treinen
                                          Senior Vice President - Finance
                                                 and Administration
                                           (Principal Financial Officer)




Date:       May 12, 2000                        MITCHELL K. FOGELMAN
                                                Mitchell K. Fogelman
                                            Vice President - Controller
                                           (Principal Accounting Officer)