Form 10-K405
period 2000-06-30
INTERNATIONAL ALUMINUM CORP
filed 2000-09-21
CIK 51103

SECURITIES AND EXCHANGE COMMISSION
	WASHINGTON, D.C. 20549

	FORM 10-K

	ANNUAL REPORT PURSUANT TO SECTION 13
	OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2000     Commission File Number 1-7256

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

At September 6, 2000 there were 4,244,794 shares of Registrant's Common Stock outstanding. The aggregate market value of shares held by non-affiliates was $42,220,663 based on the New York Stock Exchange composite closing price on that date.


	DOCUMENTS INCORPORATED BY REFERENCE

Registrant's Annual Report to Shareholders for fiscal year ended June 30, 2000 is incorporated by reference into Parts I and II.

Registrant's Proxy Statement dated September 25, 2000 for the Annual Meeting of Shareholders to be held on October 26, 2000 is incorporated by reference, other than the performance graph and Compensation Committee Report, into Part III.



      	PART I


ITEM 1.  BUSINESS

a. GENERAL DEVELOPMENT OF BUSINESS

     International Aluminum Corporation is an integrated building products manufacturer of diversified lines of quality aluminum, vinyl and wood products. The Company was incorporated in California in 1963 as successor to an aluminum fabricating business begun in 1957 and maintains its executive offices at 767 Monterey Pass Road, Monterey Park, California 91754. The Company's telephone number is (323) 264-1670. Reference to the "Registrant", "International Aluminum Corporation" or the "Company" includes International Aluminum Corporation and its subsidiaries unless the context indicates otherwise.


b. INDUSTRY SEGMENTS, LINES OF BUSINESS AND CLASSES OF PRODUCTS

     This information is included on pages 4 and 15 of the Registrant's 2000 Annual Report to Shareholders and is hereby incorporated by reference.


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

    Aluminum extrusions produced by the Company are used in fabricating substantially all of its other aluminum products. In addition, during fiscal 2000 approximately 46% of the extrusions produced were sold to users in its own or other industries, including manufacturers of fixtures, electronic equipment, automotive products, sailboats, skylights and truck bodies. The Company furnishes design services to assist its customers in developing or better utilizing custom extrusions.


Sales and Distribution

    The Company markets its residential products primarily to mass merchandisers, builders, independent dealers and distributors, with whom the Company has no long-term contracts. Commercial building products are marketed primarily to glazing and tenant improvement contractors. Aluminum extrusions are marketed principally by direct sales to other manufacturers.

    Each of the Company's subsidiaries has its own administrative and sales organizations. Sales are made primarily in North
America.

    No customer accounted for more than 5% of net sales in 2000, and no material part of the business is dependent upon a single customer or a few customers, the loss of any one or more of whom would have a materially adverse effect on the business of the Company. The Company does business on a current basis and has no significant backlog of unfilled firm orders.


Seasonality

    Sales of products designed for residential and commercial applications are subject to cyclical swings in new construction and seasonal fluctuations due to reduced construction activity in some marketing areas during the winter months (second and third quarters).

Materials

    The Company purchases its aluminum ingot requirements from primary aluminum producers or spot metal brokers. Although increased worldwide demand produces periods of tight supply of aluminum ingot and scrap, the Company has had satisfactory experience to date in obtaining sufficient raw materials to meet its requirements and does not anticipate material shortages that would significantly hamper its operations.

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


Employees

    As of June 30, 2000, the Company had approximately 1,700 full-time employees.


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


d.    FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

    The information concerning income before taxes of foreign and domestic operations for fiscal years 2000, 1999 and 1998 is set forth in Note 10 to the consolidated financial statements included on page 14 of the Company's 2000 Annual Report incorporated herein by reference. Other related information regarding foreign operations is not significant for disclosure.


ITEM 2.  PROPERTIES

    The following table sets forth information concerning the
location, size and use of the Company's present facilities:
                                Square
         Location              Feet (A)               Use
Alhambra, CA                   221,000      Aluminum extrusions,
                                              foundry & finishing
Waxahachie, TX                 272,000      Aluminum extrusions,
                                              foundry & finishing
South Gate, CA                 189,000      Residential products
Hayward, CA                    103,000      Residential products
Phoenix, AZ                    100,000      Residential products
Moreno Valley, CA               67,000      Residential products
Denver, CO                      29,000(L)   Residential products
Vernon, CA                     134,000      Commercial products
Bedford Park, IL                81,000      Commercial products
Baltimore, MD                   16,000(L)   Commercial products
Boston, MA                      21,000(L)   Commercial products
Detroit, MI                     12,000(L)   Commercial products
Waxahachie, TX                 159,000      Commercial products
Denver, CO                      16,000(L)   Commercial products
St. Louis, MO                   14,000(L)   Commercial products
Dallas, TX                      36,000(L)   Commercial products
Rock Hill, SC                   74,000      Commercial products
Atlanta, GA                     37,000(L)   Commercial products
Langley, B.C., Canada           63,000      Commercial products
Burlington, Ontario, Canada     21,000(L)   Commercial products
Houston, TX                     57,000      Commercial products
Waxahachie, TX                  60,000      Commercial products
Fontana, CA                     62,000      Leased to others
Rock Hill, SC                   84,000      Leased to others
Monterey Park, CA               19,000(L)   Executive offices


(A) Includes manufacturing, warehouse and office space; excludes construction in process, parking and yard storage space.

(L)  Indicates leased premises.


     Of the 1,947,000 square feet exhibited above, 1,726,000 square feet are owned by the Company. The balance of 221,000 square feet is leased under agreements expiring at various dates. The Company believes that its facilities are adequate for anticipated levels of operations.

ITEM 3.  LEGAL PROCEEDINGS

     The Company has litigation pending, both offensive and defensive, arising from the conduct of its business, none of which are expected to have any material effect on the Company's financial position.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters have been submitted to a vote of security holders that are required to be reported under the instructions to this item.

      	PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
         STOCKHOLDER MATTERS

     The market and dividend information is included on pages 6 and 16 of the Company's 2000 Annual Report to Shareholders and is incorporated herein by reference.

     There are no restrictions of future cash dividends.

     There were approximately 400 shareholders of record of the Company's common stock at June 30, 2000.

ITEM 6.  SELECTED FINANCIAL DATA

     Selected financial data pertaining to the Company for the last five years is set forth on page 4 of the Company's 2000
Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     This information is set forth on pages 2 through 6 of the Company's 2000 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7A.  DISCLOSURES ABOUT MARKET RISK

     The Company has no market risk sensitive instruments that are required to be reported under the instructions to this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Part IV, Item 14.

ITEM 9.  DISAGREEMENTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements that are required to be reported under the instructions to this item.


	PART III

     The information required under Part III is contained in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held October 26, 2000, which information is incorporated herein by reference.

      	PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

                                                                     Page
(a)  1.  Financial Statements
           Consolidated Financial Statements (See Note):
             Balance sheets - June 30, 2000 and 1999
             Statements for the three years ended June 30, 2000 -
               Income
               Shareholders' equity
               Cash flows
             Notes to consolidated financial statements

     2.  Financial Statement Schedules
           Report of Independent Accountants on Financial
             Statement Schedules                                      F-1
           Schedule for the three years ended June 30, 2000 -
             II  Valuation and qualifying accounts                    F-2

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

23.  Consent of PricewaterhouseCoopers LLP (on page F-1 herein).

27.  Financial Data Schedule.

(b) No reports on Form 8-K were required to be filed during the last quarter of 2000.


NOTE: The consolidated financial statements referred to above are included in the 2000 Annual Report to Shareholders and are incorporated herein by reference.


	SIGNATURES


   Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                           INTERNATIONAL ALUMINUM CORPORATION

Date:  September 21, 2000                  By:     MITCHELL K. FOGELMAN
                                                   Mitchell K. Fogelman
                                               Senior Vice President-Finance
                                                and Chief Financial Officer


   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the
Registrant and in the capacities and on the dates indicated.
       Signature                       Title                     Date

CORNELIUS C. VANDERSTAR   Chairman of the Board and        September 21, 2000
Cornelius C. Vanderstar    Chief Executive Officer


DAVID C. TREINEN          Director; President; Secretary   September 21, 2000
David C. Treinen           and Chief Operating Officer


MITCHELL K. FOGELMAN      Senior Vice President-Finance    September 21, 2000
Mitchell K. Fogelman       and Chief Financial Officer


MICHAEL J. NORRING        Controller and Chief             September 21, 2000
Michael J. Norring         Accounting Officer


DAVID M. ANTONINI         Director                         September 21, 2000
David M. Antonini


JOHN P. CUNNINGHAM        Director                         September 21, 2000
John P. Cunningham


JOEL F. McINTYRE          Director                         September 21, 2000
Joel F. McIntyre


DONALD J. WILLFONG        Director                         September 21, 2000
Donald J. Willfong


	REPORT OF INDEPENDENT ACCOUNTANTS ON
	FINANCIAL STATEMENT SCHEDULE



To the Board of Directors of
International Aluminum Corporation


Our audits of the consolidated financial statements referred to in our report dated August 22, 2000 appearing in the 2000 Annual Report to Shareholders of International Aluminum Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)2 of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
August 22, 2000





	Exhibit 23

	CONSENT OF INDEPENDENT ACCOUNTANTS



We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33-57109) of International Aluminum Corporation of our report dated August 22, 2000 relating to the financial statements, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated August 22, 2000 relating to the financial statement schedule, which appears in this Form 10-K.


PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
September 21, 2000


	INTERNATIONAL ALUMINUM CORPORATION AND SUBSIDIARIES

	SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

	For The Three Years Ended June 30, 2000


                    Balance at    Amounts     Amounts    Balance at
                    Beginning     Charged     Written       End
   Description       of Year     to Income      Off       of Year

Reserves for
 doubtful accounts

    2000              $735,000    $481,000    $486,000    $730,000

    1999               697,000     414,000     376,000     735,000

    1998               614,000     484,000     401,000     697,000


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

                                                        Jurisdiction
                                                             Of
                 Name Of Subsidiary                     Organization


International Window Corporation                         California
General Window Corporation*                              California
International Window-Arizona, Inc.                       California
Maestro Products, Inc.                                   California
International Window-Colorado, Inc.                      Colorado
United States Aluminum Corporation                       California
United States Aluminum Corporation-Illinois              California
United States Aluminum Corporation-Texas                 Texas
United States Aluminum Corporation-Carolina              California
United States Aluminum Of Canada-British Columbia Ltd.   Canada
United States Aluminum Of Canada-Ontario Ltd.            Canada
Raco Interior Products, Inc.                             Texas
International Extrusion Corporation                      California
International Extrusion Corporation-Texas                California


* dba International Window-Northern California




















	Exhibit 22