Form 10-Q
period 2000-09-30
INTERNATIONAL ALUMINUM CORP
filed 2000-11-13
CIK 51103

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549




               FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13
             OF THE SECURITIES EXCHANGE ACT OF 1934




For quarter ended September 30, 2000              Commission File Number 1-7256






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

At November 1, 2000 there were 4,244,794 shares of Common Stock outstanding.






Page 1 of 10 Pages

                       INTERNATIONAL ALUMINUM CORPORATION
                                AND SUBSIDIARIES

                                     INDEX





                                                                      Page


PART I.  Financial Information

     Consolidated Balance Sheets -
       September 30, 2000 and June 30, 2000                             3

     Consolidated Statements of Income -
       three months ended September 30, 2000 and 1999                   4

     Consolidated Statements of Cash Flows -
       three months ended September 30, 2000 and 1999                   5

     Notes to Consolidated Financial Statements                         6

     Management's Discussion and Analysis of
       Financial Condition and Results of Operations                    8

     Signatures                                                        10

PART I

INTERNATIONAL ALUMINUM CORPORATION
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

                                                  Unaudited         Audited
Assets                                         Sept. 30, 2000    June 30, 2000
Current assets:
  Cash and cash equivalents                      $  1,586,000     $  1,678,000
  Accounts receivable, net                         37,906,000       39,971,000
  Inventories                                      38,075,000       43,384,000
  Prepaid expenses and deposits                     3,460,000        3,114,000
  Future income tax benefits                        1,113,000        1,113,000

    Total current assets                           82,140,000       89,260,000

Property, plant and equipment, at cost            112,067,000      111,149,000
Accumulated depreciation                          (56,839,000)     (55,455,000)

    Net property, plant and equipment              55,228,000       55,694,000

Other assets:
  Costs in excess of net assets of
    purchased businesses                            9,386,000        9,533,000
  Other                                               115,000           98,000

    Total other assets                              9,501,000        9,631,000

                                                 $146,869,000     $154,585,000




Liabilities and Shareholders' Equity

Current liabilities:
  Accounts payable                               $  8,570,000     $  6,503,000
  Accrued liabilities                               8,522,000        9,452,000
  Advances payable to banks                               -          9,470,000
  Income taxes payable                                681,000          249,000

    Total current liabilities                      17,773,000       25,674,000

Deferred income taxes                               4,585,000        4,585,000

    Total liabilities                              22,358,000       30,259,000

Shareholders' equity                              124,511,000      124,326,000

                                                 $146,869,000     $154,585,000


See accompanying notes to consolidated financial statements.

                                                                     Unaudited



INTERNATIONAL ALUMINUM CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

                                                         Three Months Ended
                                                            September 30,
                                                         2000          1999
Net sales                                            $53,784,000   $58,741,000
Cost of sales                                         39,689,000    41,165,000
  Gross profit                                        14,095,000    17,576,000
Selling, general and administrative expenses          11,501,000    14,281,000
  Income from operations                               2,594,000     3,295,000
Interest (income) expense, net                           141,000        (5,000)
  Income from continuing operations
   before income taxes                                 2,453,000     3,300,000
Provision for income taxes                               920,000     1,329,000
  Income from continuing operations                    1,533,000     1,971,000
Loss from discontinued operations                            -           1,000
Net income                                           $ 1,533,000   $ 1,972,000






Basic and diluted EPS:
  Continuing operations                                    $ .36         $ .46
  Discontinued operations                                     -             -
                                                           $ .36         $ .46


Shares used to compute EPS:
  Basic                                                4,244,794     4,291,794
  Diluted                                              4,244,981     4,291,794

Cash dividends per share                                    $.30          $.30


See accompanying notes to consolidated financial statements.

                                                                     Unaudited



INTERNATIONAL ALUMINUM CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         Three Months Ended
                                                            September 30,
                                                         2000          1999
Cash flows from operating activities:
  Net income                                         $ 1,533,000   $ 1,972,000
  Adjustments for noncash transactions:
    Depreciation and amortization                      1,868,000     1,778,000
  Changes in assets and liabilities:
    Receivables                                        2,065,000    (2,522,000)
    Inventories                                        5,309,000       602,000
    Prepaid expenses and deposits                       (363,000)      733,000
    Accounts payable                                   2,067,000      (393,000)
    Accrued liabilities                                 (930,000)   (1,594,000)
    Income taxes payable                                 432,000     1,337,000

    Net cash provided by operating activities         11,981,000     1,913,000

Cash flows from investing activities:
  Capital expenditures                                (1,373,000)   (3,708,000)
  Proceeds from sales of capital assets                   43,000        61,000

    Net cash used in investing activities             (1,330,000)   (3,647,000)

Cash flows from financing activities:
  Dividends paid to shareholders                      (1,273,000)   (1,287,000)
  Net borrowing under lines of credit                 (9,470,000)    3,257,000

    Net cash provided by financing activities        (10,743,000)    1,970,000

Net change in cash and cash equivalents                  (92,000)      236,000

Cash and cash equivalents at beginning
 of period                                             1,678,000     2,269,000

Cash and cash equivalents at end of period           $ 1,586,000   $ 2,505,000


See accompanying notes to consolidated financial statements.

                                                                 Unaudited



INTERNATIONAL ALUMINUM CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Basis of Presentation

    In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which consist solely of normal recurring adjustments unless otherwise disclosed) necessary to present fairly, in all material respects, its financial position as of September 30, 2000 and June 30, 2000, and the results of operations and cash flows for the three month periods ended September 30, 2000 and 1999. The results of operations for the three month periods ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

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


Comprehensive Income

    Comprehensive income, defined as net income and other comprehensive income, for the first quarters ended September 30, 2000 and 1999 was $1,458,000 and $1,945,000, respectively. Other comprehensive income includes foreign currency translation adjustments recorded directly in shareholders' equity.

Balance Sheet Components                    Sept. 30, 2000   June 30, 2000
Inventories, lower of FIFO Cost or Market
  Raw materials                               $ 32,276,000    $ 36,693,000
  Work in process                                1,610,000       2,054,000
  Finished goods                                 4,189,000       4,637,000
                                              $ 38,075,000    $ 43,384,000

Shareholders' Equity
  Common stock                                $  4,765,000    $  4,765,000
  Paid-in capital                                4,123,000       4,123,000
  Retained earnings                            115,738,000     115,478,000
  Accumulated other comprehensive income          (115,000)        (40,000)
                                              $124,511,000    $124,326,000

                                                                 Unaudited



Segment Information

    The following presents the Company's net sales, operating income and total assets by operating segment, reconciling to the Company's totals. All data presented in thousands of dollars.

Net Sales:                    Three Months Ended
                                 September 30,
                               2000        1999
Commercial                   $ 27,272    $ 29,802
Residential                    15,601      15,769
Aluminum Extrusion             21,840      24,951
  Total Segments               64,713      70,522
Eliminations                  (10,929)    (11,781)
  Total                      $ 53,784    $ 58,741



Operating Income (Loss):      Three Months Ended
                                 September 30,
                               2000        1999

Commercial                   $  3,027    $  3,658
Residential                     1,213       1,067
Aluminum Extrusion               (226)       (388)
  Total Segments                4,014       4,337
Eliminations                      461         973
Corporate                      (1,881)     (2,015)
  Total                      $  2,594    $  3,295



Total Assets:                Sept. 30,   June 30,
                               2000        2000

Commercial                   $ 63,939    $ 66,937
Residential                    33,495      32,510
Aluminum Extrusion             38,919    		43,779
  Total Segments              136,353     143,226
Corporate                      10,516      11,359
  Total                      $146,869    $154,585

                                                                 Unaudited



INTERNATIONAL ALUMINUM CORPORATION
AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS




Significant Changes in Results of Operations

    Net sales for the first quarter ended September 30, 2000 decreased by $4,957,000 or 8.4% from the comparable quarter of the prior year. This decrease includes $2,551,000 or 8.6% posted by the Commercial Products Group and $2,187,000 or 16.5% posted by the Aluminum Extrusion Group. While the comparisons show decreases from the first quarter of the prior year, they also reflect the continued efforts to recover from the significant operational problems incurred during the second and third quarters of the prior year.

    Cost of sales as a percentage of net sales was 73.8% for the quarter ended September 30, 2000 as opposed to 70.1% for the comparable prior year period. This increase is largely attributable to higher material cost in the Commercial Products and Aluminum Extrusion Groups, resulting from higher cost aluminum consumption, while limited in our ability to increase selling prices due to competitive pressures.

    Selling, general and administrative expenses decreased by $2,780,000 or 19.5% for the quarter compared to the same quarter last year. The decreased expenses are primarily attributable to lower employment costs directly related to the aforementioned decrease in sales coupled with the prior year containing nonrecurring costs associated with realigning operating group management teams.

    The swing from net interest income for the prior year quarter to net interest expense in the current year quarter relates to the depletion of funds available for investment due primarily to heavy capital expenditures in the prior year. These expenditures were financed in part by utilization of a line of credit, which was repaid during the current quarter.

    The effective tax rate for the quarter ended September 30, 2000 was 37.5% whereas the comparable period of the prior year was 40.3%. This decrease is primarily attributable to available tax credits offsetting a smaller taxable income.

Unaudited


Liquidity and Capital Resources

    Working capital at September 30, 2000 stood at $64,367,000, an increase of $781,000 from June 30, 2000. The ratio of current assets to current liabilities is currently 4.6 as compared to 3.5 as of the beginning of the year.

    The Company's projected net capital expenditures for fiscal 2001 and related financing remain unchanged from those described in the June 30, 2000 Annual Report. The Company's domestic line of credit remains unchanged from that described in the June 30, 2000 Annual Report to Shareholders.



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

                                         International Aluminum Corporation
                                                     (Registrant)




Date:     November 13, 2000                       MITCHELL K. FOGELMAN
                                                  Mitchell K. Fogelman
                                           Senior Vice President - Finance
                                            (Principal Financial Officer)




Date:     November 13, 2000                     MICHAEL J. NORRING
                                                Michael J. Norring
                                                    Controller
                                           (Principal Accounting Officer)