Form 10-Q
period 2000-12-31
INTERNATIONAL ALUMINUM CORP
filed 2001-02-14
CIK 51103

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13
OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended December 31, 2000	Commission File Number 1-7256

INTERNATIONAL ALUMINUM CORPORATION
(Exact name of Registrant as specified in its charter)

California (State of incorporation)	95-2385235 (I.R.S. Employer No.)

767 Monterey Pass Road
Monterey Park, California 91754
(323) 264-1670
(Principal executive office)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At February 1, 2001 there were 4,244,794 shares of Common Stock outstanding.

Page 1 of 10 Pages

INTERNATIONAL ALUMINUM CORPORATION
AND SUBSIDIARIES

INDEX

Page
PART I. Financial Information
Consolidated Balance Sheets December 31, 2000 and June 30, 2000	3
Consolidated Statements of Income - three and six month periods ended December 31, 2000 and 1999	4
Consolidated Statements of Cash Flows - six months ended December 31, 2000 and 1999	5
Notes to Consolidated Financial Statements	6
Management's Discussion and Analysis of Financial Condition and Results of Operations	8

PART II. Other Information

Item 4(c). Submission of Matters to a Vote of Security Holders	9
Signatures	10

PART I

INTERNATIONAL ALUMINUM CORPORATION
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Assets	Unaudited Dec. 31, 2000	Audited June 30, 2000

Current assets: Cash and cash equivalents Accounts receivable, net Inventories Prepaid expenses and deposits Future income tax benefits	$6,162,000 35,876,000 39,050,000 3,414,000 1,113,000	$1,678,000 39,971,000 43,384,000 3,114,000 1,113,000
Total current assets	85,615,000	89,260,000
Property, plant and equipment, at cost Accumulated depreciation	110,198,000 (58,221,000)	111,149,000 (55,455,000)
Net property, plant and equipment	51,977,000	55,694,000
Other assets: Costs in excess of net assets of purchased businesses Other	9,248,000 135,000	9,533,000 98,000
Total other assets	9,383,000	9,631,000
	$146,975,000	$154,585,000
Liabilities and Shareholders' Equity
Current liabilities: Accounts payable Accrued liabilities Advances payable to banks Income taxes payable	$8,599,000 8,807,000 - -	$6,503,000 9,452,000 9,470,000 249,000
Total current liabilities	17,406,000	25,674,000
Deferred income taxes	4,585,000	4,585,000
Total liabilities	21,991,000	30,259,000
Shareholders' equity	124,984,000	124,326,000
	$146,975,000	$154,585,000

See accompanying notes to consolidated financial statements.

Unaudited

INTERNATIONAL ALUMINUM CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended December 31,		Six Months Ended December 31,

	2000	1999	2000	1999

Net sales
Cost of sales
Gross profit
Selling, gen. and admin. expenses
Income (loss) from operations
Interest (income) expense , net
Income (loss) from continuing
operations before income taxes
Provision for income taxes
Income (loss) from continuing
operations
Loss from discontinued operations
Gain on disposition of
discontinued operations

	$52,481,000 37,826,000 14,655,000 11,897,000 2,758,000 (15,000) 2,773,000 1,040,000 1,733,000 - -	$51,129,000 38,601,000 12,528,000 13,580,000 (1,052,000) 9,000 (1,061,00) (389,000) (672,000) (53,000) 377,000	$106,265,000 77,515,000 28,750,000 23,398,000 5,352,000 126,000 5,226,000 1,960,000 3,266,000 - -	$109,870,000 79,766,000 30,104,000 27,861,000 2,243,000 4,000 2,239,000 940,000 1,299,000 (52,000) 377,000
Net income (loss)	$1,733,000	$(348,000)	$3,266,000	$1,624,000

Basic and diluted EPS: Continuing operations Discontinued operations	$.41 -	$(.16) .08	$.77 -	$.30 .08
	$.41	$(.08)	$.77	$.38

Shares used to compute EPS: Basic Diluted	4,244,794 4,244,910	4,291,794 4,291,794	4,244,794 4,244,946	4,291,794 4,291,794
Cash dividends per share	$.30	$.30	$.60	$.60

See accompanying notes to consolidated financial statements.

Unaudited

INTERNATIONAL ALUMINUM CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Six Months Ended December 31,

2000	1999

Cash flows from operating activities:

Net income
Adjustments for noncash transactions:
Depreciation and amortization
Gain on disposition of discontinued operations
Gain on disposition of fixed assets
Changes in assets and liabilities:
Receivables
Inventories
Prepaid expenses and deposits
Accounts payable
Accrued liabilities
Income taxes payable

	$3,266,000 3,739,000 - (390,000) 4,095,000 4,334,000 (337,000) 2,096,000 (645,000) (249,000)	$1,624,000 3,612,000 (587,000) - 496,000 (1,175,000) 71,000 (1,532,000) (2,033,000) (93,000)
Net cash provided by operating activities	15,909,000	383,000

Cash flows from investing activities:
Capital expenditures Disposition of businesses$ Proceeds from sales of capital assets	(2,561,000) - 3,153,000	(5,036,000) 3,921,000 120,000
Net cash used in investing activities	592,000	(995,000)

Cash flows from financing activities:
Dividends paid to shareholders Net borrowing under lines of credit	(2,547,000) (9,470,000)	(2,575,000) 2,332,000
Net cash used in financing activities	(12,017,000)	(243,000)
Net change in cash and cash equivalents	4,484,000	(855,000)
Cash and cash equivalents at beginning of period	1,678,000	2,269,000
Cash and cash equivalents at end of period	$6,162,000	$1,414,000

See accompanying notes to consolidated financial statements.

Unaudited

INTERNATIONAL ALUMINUM CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which consist solely of normal recurring adjustments unless otherwise disclosed) necessary to present fairly, in all material respects, its financial position as of December 31, 2000 and June 30, 2000, and the results of operations for the three and six month periods ended December 31, 2000 and 1999 and the cash flows for the six month periods ended December 31, 2000 and 1999. The results of operations for the three and six month periods ended December 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year.

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

Comprehensive Income

Comprehensive income, defined as net income and other comprehensive income, for the second quarters ended December 31, 2000 and 1999 was $1,746,000 and $(275,000), respectively. Comprehensive income for the six months ended December 31, 2000 and 1999 was $3,205,000 and $1,670,000, respectively. Other comprehensive income includes foreign currency translation adjustments recorded directly in shareholders' equity.
Balance Sheet Components	Dec. 31, 2000		June 30, 2000

Inventories, lower of FIFO Cost or Market Raw materials Work in process Finished goods	$ $	33,038,000 1,754,000 4,258,000 39,050,000	$ $	36,693,000 2,054,000 4,637,000 43,384,000
Shareholders' Equity Common stock Paid in capital Retained earnings Accumulated other comprehensive income	$ $	4,765,000 4,123,000 116,197,000 (101,000) 124,984,000	$ $	4,765,000 4,123,000 115,478,000 (40,000) 124,326,000

Unaudited

Segment Information

The following presents the Company's net sales, operating income and total assets by operating segment, reconciling to the Company's totals. All data presented in thousands of dollars.
Net Sales	Three Months Ended December 31,		Six Months Ended December 31,

	2000	1999	2000	1999
Commercial Residential Aluminum Extrusion Total Segments Eliminations	$29,205 14,849 24,655 68,709 (16,228)	$26,696 14,991 24,636 66,323 (15,194)	$56,477 30,450 46,495 133,422 (27,157)	$56,498 30,759 49,587 136,844 (26,974)
Total	$52,481	$51,129	$106,265	$109,870

Operating Income (Loss)	Three Months Ended December 31,		Six Months Ended December 31,

	2000	1999	2000	1999
Commercial Residential Aluminum Extrusion Total Segments Eliminations Corporate	$3,372 1,375 75 4,822 (520) (1,544)	$1,612 662 (2,002) 272 415 (1,739)	$6,398 2,588 (152) 8,834 (58) (3,424)	$5,270 1,729 (2,391) 4,608 1,389 (3,754)
Total	$2,758	$(1,052)	$5,352	$2,243

Total Assets	Dec 31, 2000	June 30, 2000

Commercial Residential Aluminum Extrusion Total Segments Corporate	$66,217 32,776 35,625 134,618 12,357	$66,937 32,510 43,779 143,226 11,359

Total	$146,975	$154,585

Unaudited

INTERNATIONAL ALUMINUM CORPORATION
AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Significant Changes in Results of Operations

Although net sales for the six month period ended December 31, 2000 decreased by $3,605,000 or 3.3% compared to the same period last year, the December 2000 quarter improved by $1,352,000 or 2.6% when compared with the respective 1999 period. The increase in the December quarter includes an increase of $2,330,000 or 8.7% from our Commercial Products Group, reflecting continuing recovery from last year's raw material supply problems. Partially offsetting this is a decrease of $777,000 or 8.2% for the Aluminum Extrusion Group, which still in a recovery cycle as a result of last year's severe operational problems, continues its marketing efforts to regain tarnished customer confidence.

Cost of sales as a percentage of net sales was relatively unchanged for the six months ended December 31, 2000, however it decreased by 3.4% for the quarter then ended when compared with the 1999 period. The quarterly improvement is largely attributable to lower labor and overhead expenses incurred at our Aluminum Extrusion operations in spite of escalating energy costs. The prior year period contained unusually high costs associated with downtime and inefficiencies resulting from the conversion to continuous flow manufacturing.

Selling, general and administrative expenses decreased by $1,683,000 or 12.4% for the quarter and by $4,463,000 or 16.0% for the six month period. The decreased expenses are primarily attributable to lower employment costs directly related to the aforementioned six month decrease in sales coupled with the prior year containing nonrecurring costs associated with realigning operating group management teams.

The increase in net interest expense for the current year compared to the same period last year relates to the depletion of funds available for investment due primarily to heavy capital expenditures and increases in raw material inventories in the prior year. These expenditures were financed in part by utilization of a line of credit, which was repaid during the September 2000 quarter.

The effective tax rate for the six months ended December 31, 2000 was 37.5% whereas the comparable period of the prior year was 42.0%. This decrease is primarily attributable to the prior year being unusually high due to nondeductible expenses being spread over a lower income base.

Unaudited

Liquidity and Capital Resources

Working capital at December 31, 2000 stood at $68,209,000, an increase of $4,623,000 from June 30, 2000. The ratio of current assets to current liabilities is currently 4.9 as compared to 3.5 as of the beginning of the year.

The Company's projected net capital expenditures for fiscal 2001 include $11,000,000 for scheduled expansion of production capacity in addition to the normal annual noncapitalized expenditures for replacement items. The Company anticipates financing these expenditures through internal cash flow and the utilization of its line of credit.

The Company's line of credit remains unchanged from that noted in the June 30, 2000 Annual Report to Shareholders.

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

PART II. OTHER INFORMATION

Item 4(c). Submission of Matters to a Vote of Security Holders

On October 26, 2000, the Company held its 2000 Annual Shareholders Meeting. Shareholders voted proxies representing 3,689,409 shares which was 86.9% of the 4,244,794 shares outstanding on the record date. The following directors were elected by cumulative voting:

DIRECTOR	CUMULATIVE VOTES
Cornelius C. Vanderstar David C. Treinen John P. Cunningham Joel F. McIntyre David M. Antonini Alexander L. Dean Kenneth D. Peterson, Jr.	3,903,677 3,903,677 3,903,677 3,903,677 3,903,677 3,903,677 2,403,800

The selected independent accountants were ratified with 3,682,839 votes which were cast in non-cumulative voting.

INTERNATIONAL ALUMINUM CORPORATION
AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
International Aluminum Corporation (Registrant)

Date:	February 13, 2001	MITCHELL K. FOGELMAN Mitchell K. Fogelman Senior Vice President-Finance (Principal Financial Officer)

Date:	February 13, 2001	MICHAEL J. NORRING Michael J. Norring Controller (Principal Accounting Officer)