Form 10-Q/A
period 2000-12-31
INTERNATIONAL ALUMINUM CORP
filed 2001-02-27
CIK 51103

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Page 1 of 4 Pages

INTERNATIONAL ALUMINUM CORPORATION
AND SUBSIDIARIES

INDEX

Page
PART I. Financial Information
No changes from original filing

PART II. Other Information
Item 4(c). Submission of Matters to a Vote of Security Holders	3
Signatures	4

INTERNATIONAL ALUMINUM CORPORATION
AND SUBSIDIARIES

PART II. OTHER INFORMATION

Item 4(c). Submission of Matters to a Vote of Security Holders

On October 26, 2000, the Company held its 2000 Annual Shareholders Meeting. Shareholders voted proxies representing 3,689,409 shares which was 86.9% of the 4,244,794 shares outstanding on the record date. The following directors were elected by cumulative voting:

DIRECTOR	CUMULATIVE VOTES
Cornelius C. Vanderstar David C. Treinen John P. Cunningham Joel F. McIntyre David M. Antonini Alexander L. Dean Kenneth D. Peterson, Jr.	3,903,677 3,903,677 3,903,677 3,903,677 3,903,677 3,903,677 4,107,600

The selected independent accountants were ratified with 3,682,839 votes which were cast in non-cumulative voting.

This filing amends the number of cumulative votes received by Kenneth D. Peterson, Jr.

3-

INTERNATIONAL ALUMINUM CORPORATION
AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
International Aluminum Corporation (Registrant)

Date:	February 26, 2001	MITCHELL K. FOGELMAN Mitchell K. Fogelman Senior Vice President-Finance (Principal Financial Officer)

Date:	February 26, 2001	MICHAEL J. NORRING Michael J. Norring Controller (Principal Accounting Officer)