Form 10-Q
period 2001-03-31
INTERNATIONAL ALUMINUM CORP
filed 2001-05-11
CIK 51103

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13
OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended March 31, 2001	Commission File Number 1-7256

INTERNATIONAL ALUMINUM CORPORATION
(Exact name of Registrant as specified in its charter)

California (State of incorporation)	95-2385235 (I.R.S. Employer No.)

767 Monterey Pass Road
Monterey Park, California 91754
(323) 264-1670
(Principal executive office)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

At May 1, 2001 there were 4,244,794 shares of Common Stock outstanding.

Page 1 of 10 Pages

INTERNATIONAL ALUMINUM CORPORATION
AND SUBSIDIARIES

INDEX

Page
PART I. Financial Information

Signatures	10

PART I

INTERNATIONAL ALUMINUM CORPORATION
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Assets	Unaudited March 31, 2001	Audited June 30, 2000

Current assets: Cash and cash equivalents Accounts receivable, net Inventories Prepaid expenses and deposits Future income tax benefits	$4,025,000 36,452,000 37,923,000 4,188,000 1,113,000	$1,678,000 39,971,000 43,384,000 3,114,000 1,113,000
Total current assets	83,701,000	89,260,000
Property, plant and equipment, at cost Accumulated depreciation	111,787,000 (59,726,000)	111,149,000 (55,455,000)
Net property, plant and equipment	52,061,000	55,694,000
Other assets: Costs in excess of net assets of purchased businesses Other	9,090,000 149,000	9,533,000 98,000
Total other assets	9,239,000	9,631,000
	$145,001,000	$154,585,000
Liabilities and Shareholders' Equity
Current liabilities: Accounts payable Accrued liabilities Advances payable to banks Income taxes payable	$8,124,000 9,041,000 - -	$6,503,000 9,452,000 9,470,000 249,000
Total current liabilities	17,165,000	25,674,000
Deferred income taxes	4,585,000	4,585,000
Total liabilities	21,750,000	30,259,000
Shareholders' equity	123,251,000	124,326,000
	$145,001,000	$154,585,000

See accompanying notes to consolidated financial statements.

Unaudited

INTERNATIONAL ALUMINUM CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME
	Three Months Ended March 31,		Nine Months Ended March 31,

	2001	2000	2001	2000

Net sales
Cost of sales
Gross profit
Selling, gen. and admin. expenses
Income (loss) from operations
Interest (income) expense , net
Income (loss) from continuing
operations before income taxes
Provision for income taxes
Income (loss) from continuing
operations
Loss from discontinued operations
Gain on disposition of
discontinued operations

	$49,237,000 37,678,000 11,559,000 12,051,000 (492,000) (26,000) (466,000) (250,000) (216,000) - -	$50,878,000 39,438,000 11,440,000 13,393,000 (1,953,000) 121,000 (2,074,000) (850,000) (1,224,000) - -	$155,502,000 115,193,000 40,309,000 35,449,000 4,860,000 100,000 4,760,000 1,710,000 3,050,000 - -	$160,748,000 119,204,000 41,544,000 41,254,000 290,000 125,000 165,000 90,000 75,000 (52,000) 377,000
Net income (loss)	$(216,000)	$(1,224,000)	$3,050,000	$400,000

Basic and diluted EPS: Continuing operations Discontinued operations	$(.05) -	$(.29) -	$.72 -	$.01 .08
	$(.05)	$(.29)	$.72	$.09
Shares used to compute EPS: Basic Diluted	4,244,794 4,244,794	4,280,044 4,280,044	4,244,794 4,245,251	4,287,094 4,287,094
Cash dividends per share	$.30	$.30	$.90	$.90

See accompanying notes to consolidated financial statements.

Unaudited

INTERNATIONAL ALUMINUM CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Nine Months Ended March 31,

2001	2000

Cash flows from operating activities:

Net income
Adjustments for noncash transactions:
Depreciation and amortization
Gain on disposition of discontinued operations
Gain on sale of fixed assets
Changes in assets and liabilities:
Receivables
Inventories
Prepaid expenses and deposits
Accounts payable
Accrued liabilities
Income taxes payable

	$3,050,000 5,584,000 - (390,000) 3,519,000 5,461,000 (1,125,000) 1,621,000 (411,000) (249,000)	$400,000 5,339,000 (587,000) - 1,717,000 (6,206,000) (399,000) (3,624,000) (1,800,000) (93,000)
Net cash provided by (used in) operating activities	17,060,000	(5,253,000)

Cash flows from investing activities:
Capital expenditures Acquisition of businesses Disposition of businesses Proceeds from sales of capital assets	(4,610,000) - - 3,187,000	(6,558,000) (1,222,000) 3,921,000 245,000
Net cash used in investing activities	(1,423,000)	(3,614,000)

Cash flows from financing activities:
Dividends paid to shareholders Net borrowing under lines of credit Common stock repurchased	(3,820,000) (9,470,000) -	(3,862,000) 11,894,000 (775,000)
Net cash provided by (used in) financing activities	(13,290,000)	7,257,000
Net change in cash and cash equivalents	2,347,000	(1,610,000)
Cash and cash equivalents at beginning of period	1,678,000	2,269,000
Cash and cash equivalents at end of period	$4,025,000	$659,000

See accompanying notes to consolidated financial statements.

Unaudited

INTERNATIONAL ALUMINUM CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which consist solely of normal recurring adjustments unless otherwise disclosed) necessary to present fairly, in all material respects, its financial position as of March 31, 2001 and June 30, 2000, and the results of operations for the three and nine month periods ended March 31, 2001 and 2000 and the cash flows for the nine month periods ended March 31, 2001 and 2000. The results of operations for the three and nine month periods ended March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

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

Comprehensive Income

Comprehensive income, defined as net income and other comprehensive income, for the third quarters ended March 31, 2001 and 2000 was $(460,000) and $(1,237,000), respectively. Comprehensive income for the nine months ended March 31, 2001 and 2000 was $2,745,000 and $433,000, respectively. Other comprehensive income includes foreign currency translation adjustments recorded directly in shareholders' equity.
Balance Sheet Components	March 31, 2001		June 30, 2000

Inventories, lower of FIFO Cost or Market Raw materials Work in process Finished goods	$ $	33,035,000 457,000 4,431,000 37,923,000	$ $	36,693,000 2,054,000 4,637,000 43,384,000
Shareholders' Equity Common stock Paid-in capital Retained earnings Accumulated other comprehensive income	$ $	4,765,000 4,123,000 114,708,000 (345,000) 123,251,000	$ $	4,765,000 4,123,000 115,478,000 (40,000) 124,326,000

Unaudited

Segment Information

The following presents the Company's net sales, operating income and total assets by operating segment, reconciling to the Company's totals. All data presented in thousands of dollars.
Net Sales:	Three Months Ended March 31,		Nine Months Ended March 31,

	2001	2000	2001	2000
Commercial Residential Aluminum Extrusion Total Segments Eliminations	$27,194 12,943 22,970 63,107 (13,870)	$24,794 14,404 27,776 66,974 (16,096)	$83,672 43,393 69,464 196,529 (41,027)	$81,292 45,164 77,363 203,819 (43,071)
Total	$49,237	$50,878	$155,502	$160,748

Operating Income (Loss):	Three Months Ended March 31,		Nine Months Ended March 31,
	2001	2000	2001	2000
Commercial Residential Aluminum Extrusion Total Segments Eliminations Corporate	$1,807 8 557 2,372 (593) (2,271)	$655 449 (961) 143 (218) (1,878)	$8,205 2,596 406 11,207 (651) (5,696)	$5,925 2,178 (3,352) 4,751 1,171 (5,632)
Total	$(492)	$(1,953)	$4,860	$290

Total Assets:	March 31, 2001	June 30, 2000

Commercial Residential Aluminum Extrusion Total Segments Corporate	$65,100 32,173 36,546 133,819 11,182	$66,937 32,510 43,779 143,226 11,359

Total	$145,001	$154,585

Unaudited

INTERNATIONAL ALUMINUM CORPORATION
AND SUBSIDIARIES

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Significant Changes in Results of Operations

Net sales decreased by $1,641,000 or 3.2% for the quarter ended March 31, 2001 and by $5,246,000 or 3.3% for the nine months then ended when compared with the respective fiscal 2000 periods. The decreases in sales include reductions of $2,390,000 or 20.3% for the quarter and $5,355,000 or 15.5% for the nine months by the Aluminum Extrusion Group, which continues its marketing efforts to regain customer confidence as a result of last year's severe operational problems. Residential Product Group sales decreased $1,562,000 or 10.9% for the quarter and $1,984,000 or 4.4% for the nine months primarily due to reduced sales to large projects. Current year efforts to garner similar jobs have not been as successful this year compared to prior years for our wood products in Southern California as well as products from our Arizona facility. Partially offsetting these are increases of $2,311,000 or 9.3% for the quarter and $2,093,000 or 2.6% for the nine months by the Commercial Product Group reflecting continuing recovery from last year's raw material supply problems.

Cost of sales, as a percentage of net sales, was relatively unchanged for the nine months ended March 31, 2001, however it decreased by 1.0% for the quarter then ended when compared with the 2000 period. The prior year period for our Aluminum Extrusion Group operations contained unusually high costs associated with downtime and inefficiencies resulting from the conversion to continuous flow manufacturing. Current year efforts to realign costs for this group is largely offset by increased material costs at our Residential and Commercial Group operations.

Selling, general and administrative expenses decreased by $1,342,000 or 10.0% for the quarter and by $5,805,000 or 14.1% for the nine month period. The decreased expenses are primarily attributable to lower employment costs directly related to the aforementioned decrease in sales coupled with the prior year containing nonrecurring costs associated with realigning operating group management teams.

The increase in net interest income for the current quarter compared to the same period last year relates to the increase in funds available for investment. Prior year net interest expense reflected credit line utilization, repaid during the September 2000 quarter, to fund heavy capital expenditures and increases in raw material inventories.

The effective tax rate for the nine months ended March 31, 2001 was 35.9% whereas the comparable period of the prior year was 54.5%. This decrease is primarily attributable to the prior year being unusually high, which resulted from losses incurred in states without related tax benefit coupled with nondeductible expenses being spread over a lower income base.

Unaudited

Liquidity and Capital Resources

Working capital at March 31, 2001 stood at $66,536,000, an increase of $2,950,000 from June 30, 2000. The ratio of current assets to current liabilities is currently 4.9 as compared to 3.5 as of the beginning of the year.

The Company projects net capital expenditures of $8,000,000 for fiscal 2001. These expenditures are for expansion of production capacity as well as normal recurring capitalized replacement items. The Company anticipates financing these expenditures through internal cash flow and the utilization of its line of credit.

The Company's line of credit remains unchanged from that described in the June 30, 2000 Annual Report to Shareholders.

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
International Aluminum Corporation (Registrant)

Date:	May 11, 2001	MITCHELL K. FOGELMAN Mitchell K. Fogelman Senior Vice President-Finance (Principal Financial Officer)

Date:	May 11, 2001	MICHAEL J. NORRING Michael J. Norring Controller (Principal Accounting Officer)