Form 10-K405
period 2001-06-30
INTERNATIONAL ALUMINUM CORP
filed 2001-09-21
CIK 51103

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2001	Commission File Number 1-7256

INTERNATIONAL ALUMINUM CORPORATION
(Exact name of Registrant as specified in its charter)

California (Incorporation)	95-2385235 (I.R.S. Employer No.)

767 Monterey Pass Road
Monterey Park, California 91754
(323) 264-1670
(Principal executive office)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Names of Exchanges on Which Registered
Common Stock ($1.00 Par Value)	New York Stock Exchange Pacific Exchange

Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes  X     No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X

    At September 5, 2001 there were 4,244,794 shares of Registrant's Common Stock outstanding. The aggregate market value of shares held by non-affiliates was $55,503,398 based on the New York Stock Exchange composite closing price on that date.

DOCUMENTS INCORPORATED BY REFERENCE

    Registrant's Annual Report to Shareholders for fiscal year ended June 30, 2001 is incorporated by reference into Parts I and II.

    Registrant's Proxy Statement dated September 24, 2001 for the Annual Meeting of Shareholders to be held on October 25, 2001 is incorporated by reference, other than the Stock Performance Graph, the Compensation Committee Report, and the Audit Committee Report, into Part III.

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
  INDUSTRY SEGMENTS, LINES OF BUSINESS AND CLASSES OF PRODUCTS

    This information is included on pages 4 and 15 of the Registrant's 2001 Annual Report to Shareholders and is hereby incorporated by reference.

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

  Commercial

    Commercial products are fabricated from aluminum into curtain walls, window walls, slope glazed systems, storefront framing, entrance doors and frames for exterior applications and officefronts, office partitions, doors and frames for interior applications. These products are utilized in varying combinations to produce systems used for office and commercial construction, remodeling and tenant improvement applications.

  Aluminum Extrusion

    In the extrusion process, heated aluminum billets are hydraulically forced through steel dies to produce a piece of metal of the desired cross-sectional shape and length. The extrusions are then cut and, when requested, anodized or painted in a variety of finishes in the Company's anodizing and painting departments.

    Aluminum extrusions produced by the Company are used in fabricating substantially all of its other aluminum products. In addition, during fiscal 2001 approximately 43% of the extrusions produced were sold to users in its own or other industries, including manufacturers of fixtures, electronic equipment, automotive products, sailboats, skylights and truck bodies. The Company furnishes design services to assist its customers in developing or better utilizing custom extrusions.

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

    No customer accounted for more than 5% of net sales in 2001, and no material part of the business is dependent upon a single customer or a few customers, the loss of any one or more of whom would have a materially adverse effect on the business of the Company. The Company does business on a current basis and has no significant backlog of unfilled firm orders.

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

    The Company produces the aluminum extrusions used in the products it manufactures and sells. Vinyl, wood, hardware and small parts are purchased from outside sources.

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

Employees

    As of June 30, 2001, the Company had approximately 1,750 full-time employees.

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
  FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

    The information concerning income before taxes of foreign and domestic operations for fiscal years 2001, 2000 and 1999 is set forth in Note 10 to the consolidated financial statements included on page 14 of the Company's 2001 Annual Report incorporated herein by reference. Other related information regarding foreign operations is not significant for disclosure.

ITEM 2.  PROPERTIES

    The following table sets forth information concerning the location, size and use of the Company's present facilities:

Location	Square Feet (A)		Use
Alhambra, CA	221,000		Aluminum extrusions, foundry & finishing
Waxahachie, TX	272,000		Aluminum extrusions, foundry & finishing
South Gate, CA	189,000		Residential products
Hayward, CA	103,000		Residential products
Phoenix, AZ	100,000		Residential products
Moreno Valley, CA	67,000		Residential products
Denver, CO	29,000	(L)	Residential products
Vernon, CA	134,000		Commercial products

Bedford Park, IL	81,000		Commercial products
Boston, MA	21,000	(L)	Commercial products
Detroit, MI	12,000	(L)	Commercial products
Waxahachie, TX	159,000		Commercial products
Denver, CO	16,000	(L)	Commercial products
St. Louis, MO	14,000	(L)	Commercial products
Dallas, TX	36,000	(L)	Commercial products
Houston, TX	19,000	(L)	Commercial products
Rock Hill, SC	74,000		Commercial products
Atlanta, GA	37,000	(L)	Commercial products
Baltimore, MD	20,000	(L)	Commercial products
Langley, B.C., Canada	63,000		Commercial products
Burlington, Ontario, Canada	21,000	(L)	Commercial products
Houston, TX	57,000		Commercial products
Waxahachie, TX	60,000		Commercial products
Rock Hill, SC	84,000		Leased to others
Monterey Park, CA	19,000	(L)	Executive offices

(A)
Includes manufacturing, warehouse and office space; excludes construction in process, parking and yard storage space.

(L)
Indicates leased premises.

    Of the 1,908,000 square feet exhibited above, 1,664,000 square feet are owned by the Company. The balance of 244,000 square feet is leased under agreements expiring at various dates. The Company believes that its facilities are adequate for anticipated levels of operations.

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

PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

    The market and dividend information is included on pages 6 and 16 of the Company's 2001 Annual Report to Shareholders and is incorporated herein by reference.

    There are no restrictions of future cash dividends.

    There were approximately 400 shareholders of record of the Company's common stock at June 30, 2001.

ITEM 6.  SELECTED FINANCIAL DATA

    Selected financial data pertaining to the Company for the last five years is set forth on page 4 of the Company's 2001 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This information is set forth on pages 2 through 6 of the Company's 2001 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7A.  DISCLOSURES ABOUT MARKET RISK

    The Company has no market risk sensitive instruments that are required to be reported under the instructions to this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    See Part IV, Item 14.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There have been no disagreements that are required to be reported under the instructions to this item.

PART III

    The information required under Part III is contained in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held October 25, 2001, which information is incorporated herein by reference.

PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Page
(a) 1.	Financial Statements
Consolidated Financial Statements (See Note):
Balance sheets—June 30, 2001 and 2000
Statements for the three years ended June 30, 2001—
Income
Shareholders' equity
Cash flows
Notes to consolidated financial statements
2.	Financial Statement Schedules
	Report of Independent Accountants on Financial Statement Schedules	F-1
	Schedule for the three years ended June 30, 2001— II Valuation and qualifying accounts	F-2
3.	Exhibits

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

      23.  Consent of PricewaterhouseCoopers LLP (on page F-1 herein).

(b)  No reports on Form 8-K were required to be filed during the last quarter of 2001.

NOTE:  The consolidated financial statements referred to above are included in the 2001 Annual Report to Shareholders and are incorporated herein by reference.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

INTERNATIONAL ALUMINUM CORPORATION
Date: September 21, 2001	By:	/s/ MITCHELL K. FOGELMAN Mitchell K. Fogelman Senior Vice President—Finance and Chief Financial Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ CORNELIUS C. VANDERSTAR Cornelius C. Vanderstar	Chairman of the Board and Chief Executive Officer	September 21, 2001
/s/ DAVID C. TREINEN David C. Treinen	Director; President; Secretary and Chief Operating Officer	September 21, 2001
/s/ MITCHELL K. FOGELMAN Mitchell K. Fogelman	Senior Vice President—Finance and Chief Financial Officer	September 21, 2001
/s/ MICHAEL J. NORRING Michael J. Norring	Controller and Chief Accounting Officer	September 21, 2001
/s/ DAVID M. ANTONINI David M. Antonini	Director	September 21, 2001
/s/ JOHN P. CUNNINGHAM John P. Cunningham	Director	September 21, 2001

/s/ ALEXANDER L. DEAN Alexander L. Dean	Director	September 21, 2001
/s/ JOEL F. MCINTYRE Joel F. McIntyre	Director	September 21, 2001
/s/ KENNETH D. PETERSON, JR. Kenneth D. Peterson, Jr.	Director	September 21, 2001

REPORT OF INDEPENDENT ACCOUNTANTS ON
FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of
International Aluminum Corporation

    Our audits of the consolidated financial statements referred to in our report dated August 21, 2001 appearing in the 2001 Annual Report to Shareholders of International Aluminum Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)2 of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
August 21, 2001

Exhibit 23

CONSENT OF INDEPENDENT ACCOUNTANTS

    We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33-57109) of International Aluminum Corporation of our report dated August 21, 2001 relating to the financial statements, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K. We also consent to the incorporation by reference of our report dated August 21, 2001 relating to the financial statement schedule, which appears in this Form 10-K.

PRICEWATERHOUSECOOPERS LLP

Los Angeles, California
September 21, 2001

F–1

INTERNATIONAL ALUMINUM CORPORATION AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

For The Three Years Ended June 30, 2001

Description	Balance at Beginning of Year	Amounts Charged to Income	Amounts Written Off	Balance at End of Year
Reserves for doubtful accounts
2001	$730,000	$497,000	$452,000	$775,000
2000	735,000	481,000	486,000	730,000
1999	697,000	414,000	376,000	735,000

F–2

QuickLinks

FORM 10-K
PART I
PART II
PART III
PART IV
SIGNATURES
REPORT OF INDEPENDENT ACCOUNTANTS ON FINANCIAL STATEMENT SCHEDULE
CONSENT OF INDEPENDENT ACCOUNTANTS
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS