Form 10-Q
period 2001-09-30
INTERNATIONAL ALUMINUM CORP
filed 2001-11-14
CIK 51103

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13

OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 30, 2001	Commission File Number 1-7256

INTERNATIONAL ALUMINUM CORPORATION

(Exact name of Registrant as specified in its charter)

California	95-2385235
(State of incorporation)	(I.R.S. Employer No.)

767 Monterey Pass Road

Monterey Park, California 91754

(323) 264-1670

(Principal executive office)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

At November 1, 2001 there were 4,244,794 shares of Common Stock outstanding.

INTERNATIONAL ALUMINUM CORPORATION

AND SUBSIDIARIES

INDEX

PART I. Financial Information

Consolidated Balance Sheets -
September 30, 2001 and June 30, 2001

Consolidated Statements of Income -
three months ended September 30, 2001 and 2000

Consolidated Statements of Cash Flows -
three months ended September 30, 2001 and 2000

Notes to Consolidated Financial Statements

Management's Discussion and Analysis of
Financial Condition and Results of Operations

Signatures

PART I

INTERNATIONAL ALUMINUM CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Unaudited	Audited
Assets	Sept. 30, 2001	June 30, 2001

Current assets:
Cash and cash equivalents	$5,029,000	$5,915,000
Accounts receivable, net	39,505,000	37,711,000
Inventories	37,800,000	37,731,000
Prepaid expenses and deposits	2,656,000	2,597,000
Future income tax benefits	1,405,000	1,406,000

Total current assets	86,395,000	85,360,000

Property, plant and equipment, at cost	116,088,000	114,693,000
Accumulated depreciation	(61,809,000)	(61,145,000)

Net property, plant and equipment	54,279,000	53,548,000

Other assets:
Costs in excess of net assets of purchased businesses	8,951,000	8,966,000
Other	247,000	196,000

Total other assets	9,198,000	9,162,000

	$149,872,000	$148,070,000

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable	$10,458,000	$9,235,000
Accrued liabilities	9,298,000	9,347,000
Advances payable to banks	1,026,000	165,000
Income taxes payable	830,000	516,000

Total current liabilities	21,612,000	19,263,000

Deferred income taxes	5,052,000	5,052,000

Total liabilities	26,664,000	24,315,000

Shareholders' equity	123,208,000	123,755,000

	$149,872,000	$148,070,000

See accompanying notes to consolidated financial statements.

Unaudited

INTERNATIONAL ALUMINUM CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	September 30,
	2001	2000

Net sales	$54,146,000	$54,897,000
Cost of sales	44,555,000	44,595,000
Gross profit	9,591,000	10,302,000
Selling, general and administrative expenses	8,160,000	7,708,000
Income from operations	1,431,000	2,594,000
Interest (income) expense, net	(21,000)	141,000
Income before income taxes	1,452,000	2,453,000
Provision for income taxes	520,000	920,000
Net income	$932,000	$1,533,000

Earnings per share:
Basic	$.22	$.36
Diluted	$.22	$.36

Shares used to compute EPS:
Basic	4,244,794	4,244,794
Diluted	4,244,794	4,244,794

Cash dividends per share	$.30	$.30

See accompanying notes to consolidated financial statements.

Unaudited

INTERNATIONAL ALUMINUM CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	September 30,
	2001	2000

Cash flows from operating activities:
Net income	$932,000	$1,533,000
Adjustments for noncash transactions:
Depreciation and amortization	1,768,000	1,868,000
Change in deferred income taxes	1,000	-
Gain on sale of fixed assets	(631,000)	-
Changes in assets and liabilities:
Receivables	(1,794,000)	2,065,000
Inventories	(69,000)	5,309,000
Prepaid expenses and deposits	(110,000)	(363,000)
Accounts payable	1,223,000	2,067,000
Accrued liabilities	(49,000)	(930,000)
Income taxes payable	314,000	432,000

Net cash provided by operating activities	1,585,000	11,981,000

Cash flows from investing activities:
Capital expenditures	(3,711,000)	(1,373,000)
Proceeds from sales of capital assets	1,652,000	43,000

Net cash used in investing activities	(2,059,000)	(1,330,000)

Cash flows from financing activities:
Dividends paid to shareholders	(1,273,000)	(1,273,000)
Net borrowing under lines of credit	861,000	(9,470,000)

Net cash used in financing activities	(412,000)	(10,743,000)

Net change in cash and cash equivalents	(886,000)	(92,000)

Cash and cash equivalents at beginning of period	5,915,000	1,678,000

Cash and cash equivalents at end of period	$5,029,000	$1,586,000

See accompanying notes to consolidated financial statements.

Unaudited

INTERNATIONAL ALUMINUM CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

        In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which consist solely of normal recurring adjustments unless otherwise disclosed) necessary to present fairly, in all material respects, its financial position as of September 30, 2001 and June 30, 2001, and the results of operations and cash flows for the three month periods ended September 30, 2001 and 2000.  The results of operations for the three month periods ended September 30, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

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

Comprehensive Income

        Comprehensive income, defined as net income and other comprehensive income, for the first quarters ended September 30, 2001 and 2000 was $727,000 and $1,458,000, respectively.  Other comprehensive income includes foreign currency translation adjustments recorded directly in shareholders' equity.

Balance Sheet Components	Sept. 30, 2001	June 30, 2001

Inventories, lower of FIFO Cost or Market
Raw materials	$32,400,000	$32,153,000
Work in process	1,270,000	1,332,000
Finished goods	4,130,000	4,246,000
	$37,800,000	$37,731,000

Shareholders' Equity
Common stock	$4,765,000	$4,765,000
Paid-in capital	4,123,000	4,123,000
Retained earnings	114,677,000	115,018,000
Accumulated other comprehensive income	(357,000)	(151,000)
	$123,208,000	$123,755,000

Segment Information

        The following presents the Company's net sales, operating income and total assets by operating segment, reconciling to the Company's totals.  All data presented in thousands of dollars.

Net Sales:	Three Months Ended
	September 30,
	2001	2000

Commercial	$29,636	$28,135
Residential	14,490	15,623
Aluminum Extrusion	25,705	22,068
Total Segments	69,831	65,826
Eliminations	(15,685)	(10,929)
Total	$54,146	$54,897

Operating Income (Loss):	Three Months Ended
	September 30,
	2001	2000

Commercial	$2,491	$3,027
Residential	(163)	1,213
Aluminum Extrusion	343	(226)
Total Segments	2,671	4,014
Eliminations	157	461
Corporate	(1,397)	(1,881)
Total	$1,431	$2,594

Total Assets:	Sept. 30,	June 30,
	2001	2001

Commercial	$70,235	$66,994
Residential	31,914	32,405
Aluminum Extrusion	37,319	38,032
Total Segments	139,468	137,431
Corporate	10,404	10,639
Total	$149,872	$148,070

Current and Pending Accounting Changes

        The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” effective July 1, 2001, and as a result are not required to expense goodwill in the amount of $139,000 for the three months ended September 30, 2001.  Excluding goodwill amortization for the same period last year would have increased reported net income to $1,672,000 and Basic and Diluted earnings per share to $.39.

        In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”. This pronouncement provides specific guidance for long-lived assets to be disposed of by sale, abandoned, exchanged for a similar productive asset or distributed to owners in a spin-off.  The impact, if any, of the adoption of SFAS No. 144 on our consolidated results of operations or financial position is not known at this time.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Significant Changes in Results of Operations

        Net sales for the first quarter ended September 30, 2001 decreased by $751,000 or 1.4% from the comparable quarter of the prior year. This decrease includes $1,198,000 or 7.7% posted by the Residential Products Group and $1,040,000 or 9.2% posted by the Aluminum Extrusion Group.  While the sluggish economy has impacted both groups, the Residential Products Group has also suffered due to a trade union strike in September at our South Gate, California plant, hampering our ability to maintain normal delivery schedules to our customers in the territory serviced by this facility.  The downturn in the Extrusion Group stems from a general softening in demand particularly in the area served by our Texas facility.  Partially offsetting these decreases is an increase of $1,487,000 or 5.3% posted by the Commercial Products Group reflecting continued demand for these products.

        Cost of sales as a percentage of net sales was 82.3% for the quarter ended September 30, 2001 as opposed to 81.2% for the comparable prior year period. This increase is attributable to several factors.  The major factor is higher material cost at our Commercial Products Group.  Due to competitive pressures, in order to maintain market share, overall selling prices declined compared to the same period last year while underlying material costs remained somewhat constant.  The Residential Products Group experienced somewhat higher percentage labor and overhead costs due to production inefficiencies as a result of the aforementioned strike coupled with recurring costs being spread over diminished sales.  Operations at our South Gate plant are returning to normal as newly trained workers have been hired to replace those on strike.  Partially offsetting these increases is a decrease in the labor percentage at our Extrusion Group reflecting their continuing efforts to improve production efficiency.

        Selling, general and administrative expenses increased by $452,000 or 5.9% for the quarter compared to the same quarter last year.  The increased expenses are primarily due to a significant swing from recovery to additional expense for retrospective workers’ compensation adjustments for prior year claims.  The current quarter also contains administrative costs related to the aforementioned strike and increased selling expenses related to the increase in sales for the Commercial Products Group.  Partially offsetting these costs is a gain realized on the sale of our former Glass Group facility in South Carolina.

        The swing from net interest expense for the prior year quarter to net interest income in the current year quarter relates to the increase in funds available for investment.  The prior year net expense reflects utilization of a line of credit used in part to finance heavy capital expenditures during the preceding year.

        The effective tax rate for the quarter ended September 30, 2001 was 35.8% whereas the comparable period of the prior year was 37.5%.  This decrease is primarily attributable to available tax credits offsetting a smaller taxable income.

Liquidity and Capital Resources

        Working capital at September 30, 2001 stood at $64,783,000, a decrease of $1,314,000 from June 30, 2001.  The ratio of current assets to current liabilities is currently 4.0 as compared to 4.4 as of the beginning of the year.

        The Company's projected net capital expenditures for fiscal 2002 and related financing remain unchanged from those described in the June 30, 2001 Annual Report.  The Company's domestic line of credit remains unchanged from that described in the June 30, 2001 Annual Report to Shareholders.

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

International Aluminum Corporation
(Registrant)

Date:	November 13, 2001	MITCHELL K. FOGELMAN
Mitchell K. Fogelman
Senior Vice President – Finance
(Principal Financial Officer)

Date:	November 13, 2001	MICHAEL J. NORRING
Michael J. Norring
Controller
(Principal Accounting Officer)