Form 10-Q
period 2001-12-31
INTERNATIONAL ALUMINUM CORP
filed 2002-02-14
CIK 51103

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended December 31, 2001

Commission File Number 1-7256

INTERNATIONAL ALUMINUM CORPORATION

(Exact name of Registrant as specified in its charter)

California	95-2385235
(State of incorporation)	(I.R.S. Employer No.)

767 Monterey Pass Road
Monterey Park, California 91754
(323) 264-1670
(Principal executive office)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒   No  ☐

At February 1, 2002 there were 4,244,794 shares of Common Stock outstanding.

INTERNATIONAL ALUMINUM CORPORATION

AND SUBSIDIARIES

PART I

INTERNATIONAL ALUMINUM CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Unaudited	Audited
	Dec. 31, 2001	June 30, 2001
Assets

Current assets:
Cash and cash equivalents	$1,333,000	$5,915,000
Accounts receivable, net	37,293,000	37,711,000
Inventories	37,229,000	37,731,000
Prepaid expenses and deposits	2,903,000	2,597,000
Future income tax benefits	1,382,000	1,406,000

Total current assets	80,140,000	85,360,000

Property, plant and equipment, at cost	117,965,000	114,693,000
Accumulated depreciation	(62,579,000)	(61,145,000)

Net property, plant and equipment	55,386,000	53,548,000

Other assets:
Costs in excess of net assets of purchased businesses	8,949,000	8,966,000
Other	305,000	196,000

Total other assets	9,254,000	9,162,000

	$144,780,000	$148,070,000

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$8,439,000	$9,235,000
Accrued liabilities	10,175,000	9,347,000
Advances payable to banks	854,000	165,000
Income taxes payable	—	516,000

Total current liabilities	19,468,000	19,263,000

Deferred income taxes	5,052,000	5,052,000

Total liabilities	24,520,000	24,315,000

Shareholders’ equity	120,260,000	123,755,000

	$144,780,000	$148,070,000

See accompanying notes to consolidated financial statements.

Unaudited

INTERNATIONAL ALUMINUM CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2001	2000	2001	2000

Net sales	$47,302,000	$52,673,000	$100,566,000	$106,805,000
Cost of sales	39,748,000	42,164,000	83,339,000	86,027,000
Gross profit	7,554,000	10,509,000	17,227,000	20,778,000
Selling, gen. and admin. expenses	8,649,000	7,769,000	16,599,000	15,302,000
Income (loss) from operations	(1,095,000)	2,740,000	628,000	5,476,000
Interest (income) expense, net	8,000	(15,000)	(13,000)	126,000
Income (loss) from continuing operations before income taxes	(1,103,000)	2,755,000	641,000	5,350,000
Provision for income taxes	(381,000)	1,034,000	255,000	2,003,000
Income (loss) from continuing operations	(722,000)	1,721,000	386,000	3,347,000
Income (loss) from discontinued operations	(889,000)	12,000	(1,065,000)	(81,000)

Net income (loss)	$(1,611,000)	$1,733,000	$(679,000)	$3,266,000

Basic and diluted EPS:
Continuing operations	$(.17)	$.41	$.09	$.79
Discontinued operations	(.21)	—	(.25)	(.02)
Total	$(.38)	$.41	$(.16)	$.77

Shares used to compute EPS:
Basic and Diluted	4,244,794	4,244,794	4,244,794	4,244,794

Cash dividends per share	$.30	$.30	$.60	$.60

See accompanying notes to consolidated financial statements.

Unaudited

INTERNATIONAL ALUMINUM CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	December 31,
	2001	2000

Cash flows from operating activities:
Net income (loss)	$(679,000)	$3,266,000
Adjustments for noncash transactions:
Depreciation and amortization	3,555,000	3,739,000
Change in deferred income taxes	24,000	—
Gain on sale of fixed assets	(631,000)	(390,000)
Changes in assets and liabilities:
Receivables	418,000	4,095,000
Inventories	502,000	4,334,000
Prepaid expenses and deposits	(415,000)	(337,000)
Accounts payable	(796,000)	2,096,000
Accrued liabilities	828,000	(645,000)
Income taxes payable	(516,000)	(249,000)

Net cash provided by operating activities	2,290,000	15,909,000

Cash flows from investing activities:
Capital expenditures	(6,740,000)	(2,561,000)
Proceeds from sales of capital assets	1,726,000	3,153,000

Net cash provided by (used in)investing activities	(5,014,000)	592,000

Cash flows from financing activities:
Dividends paid to shareholders	(2,547,000)	(2,547,000)
Net borrowing under lines of credit	689,000	(9,470,000)

Net cash used in financing activities	(1,858,000)	(12,017,000)

Net change in cash and cash equivalents	(4,582,000)	4,484,000

Cash and cash equivalents at beginningof period	5,915,000	1,678,000

Cash and cash equivalents at end of period	$1,333,000	$6,162,000

See accompanying notes to consolidated financial statements.

Unaudited

INTERNATIONAL ALUMINUM CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

   In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which consist solely of normal recurring adjustments unless otherwise disclosed) necessary to present fairly, in all material respects, its financial position as of December 31, 2001 and June 30, 2001, and the results of operations for the three and six month periods ended December 31, 2001 and 2000 and the cash flows for the six month periods ended December 31, 2001 and 2000.  The results of operations for the three and six month periods ended December 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year.

   The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K.

Comprehensive Income

   Comprehensive income, defined as net income and other comprehensive income, for the second quarters ended December 31, 2001 and 2000 was  $(1,674,000) and $1,746,000, respectively.  Comprehensive income for the six months ended December 31, 2001 and 2000 was $(948,000) and $3,205,000, respectively. Other comprehensive income includes foreign currency translation adjustments recorded directly in shareholders’ equity.

Balance Sheet Components	Dec. 31, 2001	June 30, 2001

Inventories, lower of FIFO Cost or Market
Raw materials	$31,896,000	$32,153,000
Work in process	1,245,000	1,332,000
Finished goods	4,088,000	4,246,000
	$37,229,000	$37,731,000

Shareholders’ Equity
Common stock	$4,765,000	$4,765,000
Paid-in capital	4,123,000	4,123,000
Retained earnings	111,792,000	115,018,000
Accumulated other comprehensive income	(420,000)	(151,000)
	$120,260,000	$123,755,000

Unaudited

Segment Information

   The following presents the Company’s net sales, operating income and total assets by operating segment, reconciling to the Company’s totals.  All data presented in thousands of dollars.

Net Sales:	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2001	2000	2001	2000

Commercial	$28,361	$30,119	$57,997	$58,255
Residential	11,569	13,957	25,177	28,814
Aluminum Extrusion	21,034	24,825	46,739	46,893
Total Segments	60,964	68,901	129,913	133,962
Eliminations	(13,662)	(16,228)	(29,347)	(27,157)
Total	$47,302	$52,673	$100,566	$106,805

Operating Income (Loss):	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2001	2000	2001	2000

Commercial	$2,856	$3,372	$5,347	$6,398
Residential	(755)	1,357	(626)	2,712
Aluminum Extrusion	(719)	75	(376)	(152)
Total Segments	1,382	4,804	4,345	8,958
Eliminations	(22)	(520)	134	(58)
Corporate	(2,455)	(1,544)	(3,851)	(3,424)
Total	$(1,095)	$2,740	$628	$5,476

Total Assets:	Dec. 31,	June 30,
	2001	2001

Commercial	$68,095	$66,994
Residential	30,635	32,405
Aluminum Extrusion	37,258	38,032
Total Segments	135,988	137,431
Corporate	8,792	10,639
Total	$144,780	$148,070

   The Net Sales and Operating Income of the Residential Products segment excludes the operations of Maestro Products, the Company’s wood window and door subsidiary, as it is accounted for as a discontinued operation.  Significantly impacting the Residential segment was a costly labor strike initiated in mid-September at a major facility, which necessitated the hiring and retraining of replacement personnel and the shifting of orders to other facilities.

   At quarter end, the Residential subsidiaries received notification that a large home improvement chain, which we supplied on a regional basis, was shifting their stock window and door business to an alternative supplier.  This will diminish future sales but is not expected to significantly impact future operating income.

Unaudited

INTERNATIONAL ALUMINUM CORPORATION

AND SUBSIDIARIES

Current and Pending Accounting Changes

   The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” effective July 1, 2001, and as a result is not required to expense goodwill in the amount of $278,000 for the six months ended December 30, 2001.  Excluding goodwill amortization for the same period last year would have increased reported net income to $3,544,000 and Basic and Diluted earnings per share to $.83.  SFAS No. 142 also requires that existing goodwill be reviewed for impairment using revised methodology during the year of adoption.  The Company has completed the initial phase of its transitional goodwill impairment test which identified a potential impairment of goodwill related to a reporting unit within the Commercial Products Group.  Under the standard, the Company has until the end of its fiscal year to determine the implied fair value of goodwill related to this reporting unit and record a loss if the fair value is less than the goodwill’s carrying value.  This calculation is currently in process.  Although management cannot reasonably estimate the potential loss at this time, the impairment charge is expected to be significant.

   In October 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”. This pronouncement provides specific guidance for long-lived assets to be disposed of by sale, abandoned, exchanged for a similar productive asset or distributed to owners in a spin-off.  The Company has adopted SFAS No. 144, and classified the disposal of Maestro Products as a discontinued operation.  There were no other impairment charges related to the adoption of this standard which impacted our consolidated results of operations or financial position.

Discontinued Operations

   In December 2001, the Company announced the disposal of Maestro Products, its wood window and door subsidiary which was a component of the Residential Products segment.  The Company is currently discussing the sale of the subsidiary with certain potential buyers.  Results of Maestro Products have been reclassified as discontinued operations and are shown net of taxes for all periods presented on the statement of income.  Included in Maestro Products results for the three and six month periods ended December 31, 2001 are $1,175,000 of charges related to the writedown of various assets, primarily inventory.  Results of operations for the periods presented are as follows:

	Three Months Ended		Six Months Ended
	December 31		December 31
	2001	2000	2001	2000

Net Sales	$515,000	$921,000	$1,398,000	$1,686,000

Pre tax income (loss)	$(1,478,000)	$18,000	$(1,770,000)	$(124,000)
Provision for income taxes	(589,000)	6,000	(705,000)	(43,000)
Income (loss) from discontinued operations	$(889,000)	$12,000	$(1,065,000)	$(81,000)

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Significant Changes in Results of Operations

   Net sales decreased by $5,371,000 or 10.1% for the quarter ended December 31, 2001 and by $6,239,000 or 5.8% for the six months then ended when compared with the respective fiscal 2001 periods.  The recession and uncertain economic climate has been felt to varying degrees by each of our segments.  Sales for the Residential Products Group have declined $2,486,000 or 18.0% for the quarter and $3,801,000 or 13.3% for the six months compared to the same periods last year.  Compounding the slowdown in the economy, this group has continued to struggle due to the effects of the September 2001 trade union strike at our South Gate, California facility.  As mentioned in the Form 10-Q for the September 2001 quarter, this strike has hampered our ability to maintain normal delivery schedules to our customers in the territory serviced by this facility.  The Aluminum Extrusion Group sales decreased by $1,202,000 or 13.5% for the quarter and $2,242,000 or 11.1% for the six months compared to the same periods last year stemming from continued softening in demand, particularly in the area served by our Texas facility.  The Commercial Products Group sales decreased by $1,683,000 or 5.6% for the quarter and $196,000 or 0.3% for the six months compared to the same periods last year, primarily due to decreased sales by our RACO Interior Products subsidiary, coupled with decreased sales during the quarter of our United States Aluminum exterior products into the Southeastern U.S. marketing area.

   Cost of sales as a percentage of net sales was 84.0% for the quarter ended December 31, 2001 as opposed to 80.0% for the same period last year and for the six months was 82.9% compared to 80.5% for the same period last year.  The Residential Products Group incurred higher costs due to production inefficiencies resulting from the hiring and training of replacement personnel necessitated by the aforementioned strike.  Operations at the South Gate, California plant are returning to normal as the newly trained work force becomes more productive.  In addition, high overhead costs, including significantly increased utility costs, were incurred at our California extrusion facility.

   Selling, general and administrative expenses increased by $880,000 or 11.3% over the prior year quarter and by $1,297,000 or 8.5% for the six month period.  The increased expenses are primarily due to a significant swing from recovery to additional expense for retrospective workers’ compensation adjustments for prior year claims.  An added factor was strike related high security and legal costs related to the aforementioned strike.  Partially offsetting these costs is a gain realized in the first quarter on the sale of our former Glass Group facility in South Carolina.

   The swing from net interest expense for the prior year to net interest income in the current year relates to the increase in funds available for investment.  The prior year net expense reflects utilization of a domestic line of credit used in part to finance heavy capital expenditures during the preceding year.  The current quarter net interest expense compared to the same period last year reflects heavier utilization of foreign lines of credit by our Canadian facilities.

   The effective tax rate for the six months ended December 31, 2001 was 39.9% whereas the comparable period of the prior year was 37.5%.

Liquidity and Capital Resources

   Working capital at December 31, 2001 stood at $60,672,000, a decrease of $5,425,000 from June 30, 2001.  The ratio of current assets to current liabilities is currently 4.1 as compared to 4.4 as of the beginning of the year.

   The Company’s projected net capital expenditures for fiscal 2002 and related financing remain unchanged from those described in the June 30, 2001 Annual Report.  The Company’s domestic line of credit remains unchanged from that described in the June 30, 2001 Annual Report to Shareholders.

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

INTERNATIONAL ALUMINUM CORPORATION

AND SUBSIDIARIES

PART II.  OTHER INFORMATION

Item 4(c).  Submission of Matters to a Vote of Security Holders

   On October 25, 2001, the Company held its 2001 Annual Shareholders Meeting.  Shareholders voted proxies representing 3,800,800 shares, which was 89.5% of the 4,244,794 shares outstanding on the record date.  The proposed slate of directors was elected with 3,178,464 shares and the selected independent accountants were ratified with 3,786,692 shares.  The proposal to approve the adoption of the Company’s 2001 Stock Option Plan was ratified with 2,840,474 shares.  A nonbinding shareholder proposal was not ratified with 2,761,323 shares cast against adoption.

   Subsequent to the Annual Shareholders Meeting, Mitchell K. Fogelman resigned as a director of the Company.  He is continuing to hold his position as Senior Vice President-Finance.  Ronald L. Rudy, the Company’s Senior Vice President-Operations, was elected a director, filling the vacancy resulting from Mr. Fogelman’s resignation.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Aluminum Corporation
(Registrant)

Date:	February 12, 2002	MITCHELL K. FOGELMAN
Mitchell K. Fogelman
Senior Vice President — Finance
(Principal Financial Officer)

Date:	February 12, 2002	MICHAEL J. NORRING
Michael J. Norring
Controller
(Principal Accounting Officer)