Form 10-Q
period 2002-03-31
INTERNATIONAL ALUMINUM CORP
filed 2002-05-14
CIK 51103

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13

OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended March 31, 2002	Commission File Number 1-7256

INTERNATIONAL ALUMINUM CORPORATION

(Exact name of Registrant as specified in its charter)

California	95-2385235
(State of incorporation)	(I.R.S. Employer No.)

767 Monterey Pass Road

Monterey Park, California 91754

(323) 264-1670

(Principal executive office)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

At May 1, 2002 there were 4,244,794 shares of Common Stock outstanding.

INTERNATIONAL ALUMINUM CORPORATION

AND SUBSIDIARIES

PART I

INTERNATIONAL ALUMINUM CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Unaudited	Audited
	March 31, 2002	June 30, 2001
Assets
Current assets:
Cash and cash equivalents	$1,919,000	$5,915,000
Accounts receivable, net	36,380,000	37,711,000
Inventories	37,695,000	37,731,000
Prepaid expenses and deposits	2,078,000	2,597,000
Future income tax benefits	1,382,000	1,406,000

Total current assets	79,454,000	85,360,000

Property, plant and equipment, at cost	121,606,000	114,693,000
Accumulated depreciation	(63,891,000)	(61,145,000)

Net property, plant and equipment	57,715,000	53,548,000

Other assets:
Costs in excess of net assets of purchased businesses	8,948,000	8,966,000
Other	340,000	196,000

Total other assets	9,288,000	9,162,000

	$146,457,000	$148,070,000

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$11,492,000	$9,235,000
Accrued liabilities	9,610,000	9,347,000
Advances payable to banks	940,000	165,000
Income taxes payable	—	516,000

Total current liabilities	22,042,000	19,263,000

Deferred income taxes	5,052,000	5,052,000

Total liabilities	27,094,000	24,315,000

Shareholders’ equity	119,363,000	123,755,000

	$146,457,000	$148,070,000

See accompanying notes to consolidated financial statements.

Unaudited

INTERNATIONAL ALUMINUM CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2001	2002	2001
Net sales	$46,473,000	$49,658,000	$147,039,000	$156,463,000
Cost of sales	38,264,000	41,582,000	121,603,000	127,608,000
Gross profit	8,209,000	8,076,000	25,436,000	28,855,000
Selling, gen. and admin. expenses	7,570,000	8,331,000	24,169,000	23,633,000
Income (loss) from operations	639,000	(255,000)	1,267,000	5,222,000
Interest (income) expense, net	17,000	(26,000)	4,000	100,000
Income (loss) from continuing operations before income taxes	622,000	(229,000)	1,263,000	5,122,000
Provision for income taxes	230,000	(123,000)	485,000	1,840,000
Income (loss) from continuing operations	392,000	(106,000)	778,000	3,282,000
Loss from discontinued operations	—	(110,000)	(1,065,000)	(232,000)
Net income (loss)	$392,000	$(216,000)	$(287,000)	$3,050,000

Basic and diluted EPS:
Continuing operations	$.09	$(.02)	$.18	$.77
Discontinued operations	—	(.03)	(.25)	(.05)
Total	$.09	$(.05)	$(.07)	$.72

Shares used to compute EPS:
Basic and Diluted	4,244,794	4,244,794	4,244,794	4,244,794

Cash dividends per share	$.30	$.30	$.90	$.90

See accompanying notes to consolidated financial statements.

Unaudited

INTERNATIONAL ALUMINUM CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended March 31,
	2002	2001
Cash flows from operating activities:
Net income (loss)	$(287,000)	$3,050,000
Adjustments for noncash transactions:
Depreciation and amortization	5,262,000	5,584,000
Change in deferred income taxes	24,000	—
Gain on sale of fixed assets	(631,000)	(390,000)
Changes in assets and liabilities:
Receivables	1,331,000	3,519,000
Inventories	36,000	5,461,000
Prepaid expenses and deposits	375,000	(1,125,000)
Accounts payable	2,257,000	1,621,000
Accrued liabilities	263,000	(411,000)
Income taxes payable	(516,000)	(249,000)

Net cash provided by operating activities	8,114,000	17,060,000

Cash flows from investing activities:
Capital expenditures	(10,837,000)	(4,610,000)
Proceeds from sales of capital assets	1,772,000	3,187,000

Net cash used in investing activities	(9,065,000)	(1,423,000)

Cash flows from financing activities:
Dividends paid to shareholders	(3,820,000)	(3,820,000)
Net borrowing under lines of credit	775,000	(9,470,000)

Net cash used in financing activities	(3,045,000)	(13,290,000)

Net change in cash and cash equivalents	(3,996,000)	2,347,000

Cash and cash equivalents at beginning of period	5,915,000	1,678,000

Cash and cash equivalents at end of period	$1,919,000	$4,025,000

See accompanying notes to consolidated financial statements.

Unaudited

INTERNATIONAL ALUMINUM CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

                In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which consist solely of normal recurring adjustments unless otherwise disclosed) necessary to present fairly, in all material respects, its financial position as of March 31, 2002 and June 30, 2001, and the results of operations for the three and nine month periods ended March 31, 2002 and 2001 and the cash flows for the nine month periods ended March 31, 2002 and 2001.  The results of operations for the three and nine month periods ended March 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

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

Comprehensive Income

                Comprehensive income, defined as net income and other comprehensive income, for the third quarters ended March 31, 2002 and 2001 was $376,000 and $(460,000), respectively.  Comprehensive income for the nine months ended March 31, 2002 and 2001 was $(572,000) and $2,745,000, respectively.  Other comprehensive income includes foreign currency translation adjustments recorded directly in shareholders’ equity.

Balance Sheet Components	March 31, 2002	June 30, 2001
Inventories, lower of FIFO Cost or Market
Raw materials	$31,829,000	$32,153,000
Work in process	1,461,000	1,332,000
Finished goods	4,405,000	4,246,000
	$37,695,000	$37,731,000

Shareholders’ Equity
Common stock	$4,765,000	$4,765,000
Paid-in capital	4,123,000	4,123,000
Retained earnings	110,911,000	115,018,000
Accumulated other comprehensive income	(436,000)	(151,000)
	$119,363,000	$123,755,000

Unaudited

Segment Information

                The following presents the Company’s net sales, operating income and total assets by operating segment, reconciling to the Company’s totals.  All data presented in thousands of dollars.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2001	2002	2001
Net Sales:

Commercial	$26,213	$27,967	$84,210	$86,223
Residential	9,745	12,418	34,922	41,232
Aluminum Extrusion	21,029	23,143	67,768	70,035
Total Segments	56,987	63,528	186,900	197,490
Eliminations	(10,514)	(13,870)	(39,861)	(41,027)
Total	$46,473	$49,658	$147,039	$156,463

	Three Months Ended March 31,		Nine Months Ended March 31,
	2002	2001	2002	2001
Operating Income (Loss):

Commercial	$2,445	$1,807	$7,793	$8,205
Residential	(425)	245	(1,051)	2,958
Aluminum Extrusion	278	557	(98)	406
Total Segments	2,298	2,609	6,644	11,569
Eliminations	(47)	(593)	87	(651)
Corporate	(1,612)	(2,271)	(5,464)	(5,696)
Total	$639	$(255)	$1,267	$5,222

	March 31, 2002	June 30, 2001
Total Assets:

Commercial	$66,506	$66,994
Residential	30,950	32,405
Aluminum Extrusion	41,506	38,032
Total Segments	138,962	137,431
Corporate	7,495	10,639
Total	$146,457	$148,070

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

                In December the Residential subsidiaries received notification that a large home improvement chain, which we supplied on a regional basis, was shifting their stock window and door business to an alternative supplier.  This is diminishing sales but is not significantly impacting operating income.

Unaudited

INTERNATIONAL ALUMINUM CORPORATION

AND SUBSIDIARIES

Current and Pending Accounting Changes

                The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” effective July 1, 2001, and as a result is not required to expense goodwill in the amount of $368,000 for the nine months ended March 31, 2002.  Excluding goodwill amortization for the same period last year would have increased reported net income to $3,467,000 and Basic and Diluted earnings per share to $.82.  SFAS No. 142 also requires that existing goodwill be reviewed for impairment using a revised methodology during the year of adoption.  The Company has completed the initial phase of its transitional goodwill impairment test which identified a potential impairment of goodwill related to a reporting unit within the Commercial Products Group.  Under the standard, the Company has until the end of its fiscal year to determine the implied fair value of goodwill related to this reporting unit and record a loss if the fair value is less than the goodwill’s carrying value.  This calculation is currently in process.  Although management cannot reasonably estimate the potential loss at this time, the impairment charge is expected to be significant.

                In August 2001, the Financial Accounting Standards Board issued SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets”. This pronouncement provides specific guidance for long-lived assets to be disposed of by sale, abandoned, exchanged for a similar productive asset or distributed to owners in a spin-off.  The Company has adopted SFAS No. 144, and classified the disposal of Maestro Products as a discontinued operation.  There were no other impairment charges related to the adoption of this standard which impacted our consolidated results of operations or financial position.

Discontinued Operations

                In December 2001, the Company announced the closure of Maestro Products, its wood window and door subsidiary which was a component of the Residential Products segment.  The Company is currently discussing the sale of the subsidiary with certain potential buyers.  Results of Maestro Products have been reclassified as discontinued operations and are shown net of taxes for all periods presented on the statement of income.  Included in Maestro Products results for the nine month period ended March 31, 2002 are $1,175,000 of charges related to the writedown of various assets, primarily inventory.  Results of operations for the periods presented are as follows:

	Three Months Ended March 31		Nine Months Ended March 31
	2002	2001	2002	2001
Net Sales	$—	$563,000	$1,398,000	$2,249,000

Pre tax loss	$—	$(237,000)	$(1,770,000)	$(362,000)
Provision for income taxes	—	(127,000)	(705,000)	(130,000)
Loss from discontinued operations	$—	$(110,000)	$(1,065,000)	$(232,000)

Unaudited

INTERNATIONAL ALUMINUM CORPORATION

AND SUBSIDIARIES

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Significant Changes in Results of Operations

                Net sales decreased by $3,185,000 or 6.4% for the quarter ended March 31, 2002 and by $9,424,000 or 6.0% for the nine months then ended when compared with the respective fiscal 2001 periods.  The economic slowdown continued to impact sales at our Residential and Commercial Products Groups.  Sales for the Residential Products Group declined $2,549,000 or 20.9% for the quarter and $6,350,000 or 15.6% for the nine months compared to the same periods last year.  Compounding the sluggish economy, as mentioned in the Form 10-Q for the September and December quarters, a trade union strike at our South Gate, California facility limited our ability to maintain normal delivery schedules to our customers in the territory serviced from this location.  An additional factor is the loss of sales to two large home improvement chains which were supplied on a regional basis.  One of these chains discontinued operations and the other shifted to an alternative supplier.  Sales for the Commercial Products Group have declined $1,818,000 or 6.5% for the quarter and $2,013,000 or 2.3% for the nine months compared to the same periods last year, primarily due to decreased sales by our RACO Interior Products subsidiary, combined with decreased sales during the quarter of our United States Aluminum exterior products into the Western U.S. and Eastern Canada marketing areas.  Partially offsetting these decreases were strong gains made in the Western Canada marketing area.  On a positive note, sales for the Aluminum Extrusion Group increased $1,182,000 or 12.3% for the quarter compared to the same period last year, although for the nine months sales declined $1,061,000 or 3.6% when compared to the same period last year.  Demand for our extruded products has strengthened this quarter, particularly in the area served by our Texas facility.

                Cost of sales as a percentage of net sales was 82.3% for the quarter ended March 31, 2002 as opposed to 83.7% for the same period last year and for the nine months was 82.7% compared to 81.6% for the same period last year.  Since the aforementioned September strike, the Residential Products Group has incurred higher costs due to production inefficiencies resulting from the hiring and training of replacement personnel.  Operations at the South Gate, California plant are returning to normal as the newly trained work force becomes more productive.  In addition, high overhead costs, including significantly increased utility costs, were incurred at our California extrusion facility.  These factors largely offset decreased material costs achieved this quarter at all Product Groups.

                Selling, general and administrative expenses decreased by $761,000 or 9.1% for the quarter, however over the nine month period they increased by $536,000 or 2.3% when compared to the same periods last year.  The decreased expenses this quarter are primarily attributable to lower employment costs related to the aforementioned decrease in sales coupled with declines in promotional costs and the prior year reflecting amortization of goodwill.  As previously indicated, due to adoption of SFAS No. 142 goodwill is not being amortized this year.  The year to date increase reflects strike related high security and legal costs in addition to additional expense for retrospective workers’ compensation adjustments for prior year claims.  Partially offsetting these costs is a gain realized in the first quarter on the sale of our former Glass Group facility in South Carolina.

Unaudited

                The current quarter net interest expense compared to the net interest income for same period last year reflects a depletion of funds available for investment and utilization of domestic and foreign lines of credit.  The prior year to date net interest expense reflects utilization of a domestic line of credit used in part to finance heavy capital expenditures during the preceding year.

                The effective tax rate for the nine months ended March 31, 2002 was 43.4% whereas the comparable period of the prior year was 35.9%.  The lower prior year rate reflects the availability of additional tax credits.

Liquidity and Capital Resources

                Working capital at March 31, 2002 stood at $57,412,000, a decrease of $8,685,000 from June 30, 2001.  The ratio of current assets to current liabilities is currently 3.6 as compared to 4.4 as of the beginning of the year.

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

International Aluminum Corporation
(Registrant)

Date:	May 13, 2002	MITCHELL K. FOGELMAN
Mitchell K. Fogelman
Senior Vice President — Finance
(Principal Financial Officer)

Date:	May 13, 2002	MICHAEL J. NORRING
Michael J. Norring
Controller
(Principal Accounting Officer)