Form 10-K
period 2002-06-30
INTERNATIONAL ALUMINUM CORP
filed 2002-09-23
CIK 51103

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2002          Commission File Number 1-7256

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

At September 10, 2002 there were 4,244,794 shares of Registrant’s Common Stock outstanding.  The aggregate market value of shares held by non-affiliates was $42,346,589 based on the New York Stock Exchange composite closing price on that date.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant’s Annual Report to Shareholders for fiscal year ended June 30, 2002 is incorporated by reference into Parts I and II.

Registrant’s Proxy Statement dated September 20, 2002 for the Annual Meeting of Shareholders to be held on October 31, 2002 is incorporated by reference, other than the Stock Performance Graph, the Compensation Committee Report, and the Audit Committee Report, into Part III.

PART I

ITEM 1.  BUSINESS

a.       GENERAL DEVELOPMENT OF BUSINESS

   International Aluminum Corporation is an integrated building products manufacturer of diversified lines of quality aluminum and vinyl products.  The Company was incorporated in California in 1963 as successor to an aluminum fabricating business begun in 1957 and maintains its executive offices at 767 Monterey Pass Road, Monterey Park, California 91754.  The Company’s telephone number is (323) 264-1670.  Reference to the “Registrant”, “International Aluminum Corporation” or the “Company” includes International Aluminum Corporation and its subsidiaries unless the context indicates otherwise.

b.   INDUSTRY SEGMENTS, LINES OF BUSINESS AND CLASSES OF PRODUCTS

   This information is included on pages 4 and 15 of the Registrant’s 2002 Annual Report to Shareholders and is hereby incorporated by reference.

c.       NARRATIVE DESCRIPTION OF BUSINESS

Processes and Products

   Residential

   Residential products are fabricated from aluminum and vinyl into a broad line of horizontal sliding windows, vertical sliding windows, casement windows, garden windows, bay and bow windows, special configuration windows, louvre windows, patio doors, wardrobe mirror doors and related products.  These products are used in new residential construction and in remodeling, home improvement and replacement.

   Commercial

   Commercial products are fabricated from aluminum into curtainwalls, window walls, slope glazed systems, storefront framing, entrance doors and frames and commercial operable windows for exterior applications and officefronts, office partitions, doors and frames for interior applications.  These products are utilized in varying combinations to produce systems used for office and commercial construction, remodeling and tenant improvement applications.

   Aluminum Extrusion

   In the extrusion process, heated aluminum billets are hydraulically forced through steel dies to produce a piece of metal of the desired cross-sectional shape and length.  The extrusions are then cut and, when requested, anodized or painted in a variety of finishes in the Company’s anodizing and painting departments.

   Aluminum extrusions produced by the Company are used in fabricating substantially all of its other aluminum products. During fiscal 2002 approximately 45% of extrusions produced were sold to non-affiliated customers in either its own or other widely diversified industries.  The Company furnishes design services to assist its customers in developing or better utilizing custom extrusions.

Sales and Distribution

   The Company markets its residential products primarily to lumber yards, home improvement centers, independent dealers and distributors, with whom the Company has no long-term contracts.  Commercial building products are marketed primarily to glazing and tenant improvement contractors.  Aluminum extrusions are marketed principally by direct sales to other manufacturers.

   Each of the Company’s subsidiaries has its own administrative and sales organizations.  Sales are made primarily in North America.

   No customer accounted for more than 5% of net sales in 2002, and no material part of the business is dependent upon a single customer or a few customers, the loss of any one or more of whom would have a materially adverse effect on the business of the Company.  The Company does business on a current basis and has no significant backlog of unfilled firm orders.

Seasonality

   Sales of products designed for residential and commercial applications are subject to cyclical swings in new construction and seasonal fluctuations due to reduced construction activity in some marketing areas during the winter months (second and third quarters).

Materials

   The Company purchases its aluminum requirements from primary aluminum producers, under supply agreements at market prices, or spot metal brokers.  Although increased worldwide demand produces periods of tight supply of aluminum, the Company has had satisfactory experience to date in obtaining sufficient raw materials to meet its requirements and does not anticipate material shortages that would significantly hamper its operations.

   Flat glass is purchased from domestic glass manufacturers.  The Company has had satisfactory experience to date in obtaining sufficient glass to meet its requirements.

   The Company produces the aluminum extrusions used in the products it manufactures and sells.  Vinyl, hardware and small parts are purchased from outside sources.

Working Capital

   To maintain an adequate supply of aluminum to meet customer delivery requirements and to assure itself of a continuous allotment of materials from its suppliers, the Company may at times carry a significant inventory of aluminum.  Depending on price and availability, bulk quantities may be purchased from either primary aluminum producers or from spot metal brokers.

   The Company does not believe there are any abnormal working capital requirements associated with any of its product groups as merchandise is normally produced for specific customer orders or shipped from inventory and as a general practice extended payment terms are not granted to customers.

Employees

   As of June 30, 2002, the Company had approximately 1,500 full-time employees.

Patents

   The Company has no material patents, either issued or pending, and is not a party to any significant licensing agreements.

Competition and Risk

   The business of International Aluminum is highly competitive. Competition in all product lines is on the basis of price, service and product quality.  The manner and extent of such competition depends on the product being marketed and the relevant marketing area.  The Company faces competition primarily from numerous fabricators.  Several of the Company’s major competitors in selling commercial products and aluminum extrusions are substantially larger, more diversified and have greater resources than the Company.

   Expansion of its product lines may result in the Company competing with certain of its present customers.  While the Company cannot accurately predict the effect, if any, that such development would have on its business, the Company anticipates no material adverse effect.

   Since a substantial portion of the Company’s business is connected with residential and commercial building construction, any significant decrease in new or remodeling construction could adversely affect revenues.  Experience has shown that high interest rates for construction financing, residential mortgage and home improvement loans may adversely affect revenues.

Environmental Controls

   The Company’s domestic aluminum extrusion, anodizing, painting and manufacturing facilities are subject to water and air pollution control standards mandated by federal, state and local law.  While the Company anticipates no material capital expenditures to meet established environmental quality control standards, there can be no assurance that more stringent standards will not be established which might require such expenditures.

d.   FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

   The information concerning income before taxes of foreign and domestic operations for fiscal years 2002, 2001 and 2000 is set forth in Note 9 to the consolidated financial statements included on page 14 of the Company’s 2002 Annual Report incorporated herein by reference.  Other related information regarding foreign operations is not significant for disclosure.

ITEM 2.  PROPERTIES

   The following table sets forth information concerning the location, size and use of the Company’s present facilities:

	Square Feet (A)
Location			Use

Alhambra, CA	221,000		Aluminum extrusions,
			foundry & finishing
Waxahachie, TX	272,000		Aluminum extrusions,
			foundry & finishing
South Gate, CA	189,000		Residential products
Hayward, CA	103,000		Residential products
Phoenix, AZ	100,000		Residential products
Denver, CO	29,000	(L)	Residential products
Vernon, CA	134,000		Commercial products
Bedford Park, IL	81,000		Commercial products
Boston, MA	21,000	(L)	Commercial products
Detroit, MI	12,000	(L)	Commercial products
Waxahachie, TX	159,000		Commercial products
Denver, CO	16,000	(L)	Commercial products
St. Louis, MO	14,000	(L)	Commercial products
Dallas, TX	36,000	(L)	Commercial products
Houston, TX	19,000	(L)	Commercial products
Rock Hill, SC	74,000		Commercial products
Atlanta, GA	37,000	(L)	Commercial products
Baltimore, MD	20,000	(L)	Commercial products
Langley, B.C., Canada	63,000		Commercial products
Guelph, Ontario, Canada	72,000		Commercial products
Houston, TX	57,000		Commercial products
Waxahachie, TX	60,000		Commercial products
Dallas, TX	14,000	(L)	Commercial products
Monterey Park, CA	19,000	(L)	Executive offices

(A)              Includes manufacturing, warehouse and office space; excludes construction in process, parking and yard storage space.

(L)                 Indicates leased premises.

           Of the 1,822,000 square feet exhibited above, 1,585,000 square feet are owned by the Company.  The balance of 237,000 square feet is leased under agreements expiring at various dates.  The Company believes that its facilities are adequate for anticipated levels of operations.

ITEM 3.  LEGAL PROCEEDINGS

   The Company has litigation pending arising from the conduct of its business, none of which is expected to have any material effect on the Company’s financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters have been submitted to a vote of security holders that are required to be reported under the instructions to this item.

PART II

ITEM 5.             MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

   The market and dividend information is included on pages 7 and 16 of the Company’s 2002 Annual Report to Shareholders and is incorporated herein by reference.

   There are no restrictions of future cash dividends.

   There were approximately 400 shareholders of record of the Company’s common stock at June 30, 2002.

ITEM 6.             SELECTED FINANCIAL DATA

     Selected financial data pertaining to the Company for the last five years is set forth on page 4 of the Company’s 2002 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7.             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This information is set forth on pages 2 through 6 of the Company’s 2002 Annual Report to Shareholders and is incorporated herein by reference.

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

PART III

   The information required under Part III is contained in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held October 31, 2002, which information is incorporated herein by reference.

PART IV

ITEM 14.            EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	1. Financial Statements
Consolidated Financial Statements (See Note):
Balance sheets - June 30, 2002 and 2001
Statements for the three years ended June 30, 2002 -
Income
Shareholders’ equity
Cash flows
Notes to consolidated financial statements

2. Financial Statement Schedules
Report of Independent Accountants on Financial Statement Schedules
Schedule for the three years ended June 30, 2002 - II Valuation and qualifying accounts

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

13. Annual Report to Shareholders.

22. Subsidiaries of the registrant.

23. Consent of PricewaterhouseCoopers LLP (on page F-1 herein).

(b)	No reports on Form 8-K were required to be filed during the last quarter of 2002.

NOTE:	The consolidated financial statements referred to above are included in the 2002 Annual Report to Shareholders and are incorporated herein by reference.

SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

INTERNATIONAL ALUMINUM CORPORATION

Date: September 20, 2002	By:	MITCHELL K. FOGELMAN
Mitchell K. Fogelman
Senior Vice President-Finance
and Chief Financial Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

CORNELIUS C. VANDERSTAR	Chairman of the Board and Chief Executive Officer	September 20, 2002
Cornelius C. Vanderstar

DAVID C. TREINEN	Director; President; Secretary and Chief Operating Officer	September 20, 2002
David C. Treinen

RONALD L. RUDY	Director and Senior Vice President-Operations	September 20, 2002
Ronald L. Rudy

MITCHELL K. FOGELMAN	Senior Vice President-Finance and Chief Financial Officer	September 20, 2002
Mitchell K. Fogelman

MICHAEL J. NORRING	Controller and Chief Accounting Officer	September 20, 2002
Michael J. Norring

DAVID M. ANTONINI	Director	September 20, 2002
David M. Antonini

JOHN P. CUNNINGHAM	Director	September 20, 2002
John P. Cunningham

ALEXANDER L. DEAN	Director	September 20, 2002
Alexander L. Dean

JOEL F. McINTYRE	Director	September 20, 2002
Joel F. McIntyre

REPORT OF INDEPENDENT ACCOUNTANTS ON

FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of

International Aluminum Corporation

Our audits of the consolidated financial statements referred to in our report dated August 21, 2002 appearing in the 2002 Annual Report to Shareholders of International Aluminum Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)2 of this Form 10-K.  In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Los Angeles, California

August 21, 2002

Exhibit 23

CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statement on Form S-8 (No. 33-57109) of International Aluminum Corporation of our report dated August 21, 2002 relating to the financial statements, which appears in the Annual Report to Shareholders, which is incorporated in this Annual Report on Form 10-K.  We also consent to the incorporation by reference of our report dated August 21, 2002 relating to the financial statement schedule, which appears in this Form 10-K.

PricewaterhouseCoopers LLP

Los Angeles, California

September 20, 2002

F-1

INTERNATIONAL ALUMINUM CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For The Three Years Ended June 30, 2002

	Balance at Beginning of Year	Amounts Charged to Income	Amounts Written Off	Balance at End of Year

Description
Reserves for doubtful accounts

2002	$775,000	$865,000	$548,000	$1,092,000

2001	730,000	497,000	452,000	775,000

2000	735,000	481,000	486,000	730,000

F-2