Form 10-K/A
period 2002-06-30
INTERNATIONAL ALUMINUM CORP
filed 2002-09-30
CIK 51103

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

EXPLANATORY NOTE

This filing provides the certifications of the Chief Executive Officer and the Chief Financial Officer pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

PART I

NO CHANGES FROM ORIGINAL FILING

PART II

NO CHANGES FROM ORIGINAL FILING

PART III

NO CHANGES FROM ORIGINAL FILING

PART IV

ITEM 14.		EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	3	Exhibits

	99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

	99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

INTERNATIONAL ALUMINUM CORPORATION

Date: September 30, 2002	By:	/s/ MITCHELL K. FOGELMAN
Mitchell K. Fogelman
Senior Vice President- Finance
and Chief Financial Officer

CERTIFICATION

I, Cornelius C. Vanderstar, certify that:

1.	I have reviewed this annual report on Form 10-K of International Aluminum Corporation.

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 30, 2002	/s/ CORNELIUS C. VANDERSTAR
Cornelius C. Vanderstar
Chairman of the Board and
Chief Executive Officer

I, Mitchell K. Fogelman, certify that:

1.	I have reviewed this annual report on Form 10-K of International Aluminum Corporation.

2.

Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

3.

Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 30, 2002	/s/ MITCHELL K. FOGELMAN
Mitchell K. Fogelman
Senior Vice President - Finance
and Chief Financial Officer