Form 10-Q
period 2002-09-30
INTERNATIONAL ALUMINUM CORP
filed 2002-11-13
CIK 51103

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13

OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 30, 2002	Commission File Number 1-7256

INTERNATIONAL ALUMINUM CORPORATION

(Exact name of Registrant as specified in its charter)

California	95-2385235
(State of incorporation)	(I.R.S. Employer No.)

767 Monterey Pass Road
Monterey Park, California 91754
(323) 264-1670
(Principal executive office)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

At November 1, 2002 there were 4,244,794 shares of Common Stock outstanding.

INTERNATIONAL ALUMINUM CORPORATION

AND SUBSIDIARIES

PART I

INTERNATIONAL ALUMINUM CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Unaudited	Audited
Assets	Sept. 30, 2002	June 30, 2002

Current assets:
Cash and cash equivalents	$8,132,000	$3,495,000
Accounts receivable, net	32,961,000	31,811,000
Inventories	31,932,000	33,401,000
Prepaid expenses and deposits	3,512,000	3,665,000
Future income tax benefits	1,661,000	1,675,000

Total current assets	78,198,000	74,047,000

Property, plant and equipment, at cost	120,661,000	122,759,000
Accumulated depreciation	(66,631,000)	(65,466,000)

Net property, plant and equipment	54,030,000	57,293,000

Other assets:
Costs in excess of net assets of purchased businesses	1,016,000	1,030,000
Other	368,000	354,000

Total other assets	1,384,000	1,384,000

	$133,612,000	$132,724,000

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$7,878,000	$6,575,000
Accrued liabilities	8,879,000	8,295,000
Advances payable to banks	662,000	1,034,000
Income taxes payable	356,000	86,000

Total current liabilities	17,775,000	15,990,000

Deferred income taxes	5,929,000	5,929,000

Total liabilities	23,704,000	21,919,000

Shareholders’ equity	109,908,000	110,805,000

	$133,612,000	$132,724,000

See accompanying notes to consolidated financial statements.

Unaudited

INTERNATIONAL ALUMINUM CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	September 30,
	2002	2001

Net sales	$49,728,000	$53,264,000
Cost of sales	40,366,000	43,591,000
Gross profit	9,362,000	9,673,000
Selling, general and administrative expenses	8,254,000	7,950,000
Income from operations	1,108,000	1,723,000
Interest (income) expense, net	(1,000)	(21,000)
Income from continuing operations before income taxes	1,109,000	1,744,000
Provision for income taxes	410,000	636,000
Income from continuing operations	699,000	1,108,000
Income (loss) from discontinued operations	—	(176,000)
Cumulative effect of accounting change	—	(7,935,000)
Net income (loss)	$699,000	$(7,003,000)

Earnings per share — Basic and Diluted:
Continuing operations	$.16	$.26
Discontinued operations	—	(.04)
Cumulative effect of accounting change	—	(1.87)
Total	$.16	$(1.65)

Shares used to compute EPS:
Basic and Diluted	4,244,794	4,244,794

Cash dividends per share	$.30	$.30

See accompanying notes to consolidated financial statements.

Unaudited

INTERNATIONAL ALUMINUM CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	September 30,
	2002	2001

Cash flows from operating activities:
Net income	$699,000	$(7,003,000)
Adjustments for noncash transactions:
Depreciation and amortization	1,735,000	1,785,000
Change in deferred income taxes	—	1,000
Gain on sale of fixed assets	—	(631,000)
Cumulative effect of accounting change	—	7,935,000
Changes in assets and liabilities:
Receivables	(1,222,000)	(1,871,000)
Inventories	915,000	(152,000)
Prepaid expenses and deposits	135,000	(117,000)
Accounts payable	1,350,000	1,316,000
Accrued liabilities	267,000	(49,000)
Income taxes payable	273,000	314,000

Net cash provided by operating activities	4,152,000	1,528,000

Cash flows from investing activities:
Capital expenditures	(391,000)	(3,655,000)
Proceeds from sales of capital assets	2,497,000	1,652,000

Net cash provided by (used in) investing activities	2,106,000	(2,003,000)

Cash flows from financing activities:
Dividends paid to shareholders	(1,273,000)	(1,273,000)
Net borrowing under lines of credit	(333,000)	868,000

Net cash used in financing activities	(1,606,000)	(405,000)

Effect of exchange rate changes	(15)	(6)

Net change in cash and cash equivalents	4,637,000	(886,000)

Cash and cash equivalents at beginning of period	3,495,000	5,915,000

Cash and cash equivalents at end of period	$8,132,000	$5,029,000

See accompanying notes to consolidated financial statements.

Unaudited

INTERNATIONAL ALUMINUM CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

    In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which consist solely of normal recurring adjustments unless otherwise disclosed) necessary to present fairly, in all material respects, its financial position as of September 30, 2002 and June 30, 2002, and the results of operations and cash flows for the three month periods ended September 30, 2002 and 2001.  The results of operations for the three month periods ended September 30, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

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

Comprehensive Income

    Comprehensive income, defined as net income and other comprehensive income, for the first quarters ended September 30, 2002 and 2001 was $376,000 and $(7,209,000), respectively.  Other comprehensive income includes foreign currency translation adjustments recorded directly in shareholders’ equity.

Balance Sheet Components	Sept. 30, 2002	June 30, 2002

Inventories, lower of FIFO Cost or Market
Raw materials	$27,247,000	$28,576,000
Work in process	447,000	560,000
Finished goods	4,238,000	4,265,000
	$31,932,000	$33,401,000

Shareholders’ Equity
Common stock	$4,765,000	$4,765,000
Paid-in capital	4,123,000	4,123,000
Retained earnings	101,367,000	101,941,000
Accumulated other comprehensive income	(347,000)	(24,000)
	$109,908,000	$110,805,000

Unaudited

Segment Information

    The following presents the Company’s net sales, operating income and total assets by operating segment, reconciling to the Company’s totals.  All data presented in thousands of dollars.

Net Sales:	Three Months Ended
	September 30,
	2002	2001

Commercial	$25,571	$29,636
Residential	13,545	13,608
Aluminum Extrusion	21,114	25,705
Total Segments	60,230	68,949
Eliminations	(10,502)	(15,685)
Total	$49,728	$53,264

Operating Income (Loss):	Three Months Ended
	September 30,
	2002	2001

Commercial	$2,433	$2,491
Residential	824	129
Aluminum Extrusion	(121)	343
Total Segments	3,136	2,963
Eliminations	(60)	157
Corporate	(1,968)	(1,397	)*
Total	$1,108	$1,723

Total Assets:	Sept. 30,	June 30,
	2002	2002

Commercial	$63,594	$63,537
Residential	26,175	28,776
Aluminum Extrusion	35,003	34,915
Total Segments	124,772	127,228
Corporate	8,840	5,496
Total	$133,612	$132,724

*Net of $631 gain on sale of former operating facility

Unaudited

Change In Accounting

    The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” effective July 1, 2001, which required that existing goodwill be reviewed for impairment using a revised methodology.  The Company completed the transitional impairment test and determined that a $7,935,000 non-cash transition charge was required to reduce goodwill.  The transition charge is reflected as a cumulative effect of an accounting change effective July 1, 2001 and the previously reported results for the quarter ended September 30, 2001 were retroactively adjusted.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Significant Changes in Results of Operations

    Net sales for the first quarter ended September 30, 2002 decreased by $3,536,000 or 6.6% from the comparable quarter of the prior year. Sales of the Commercial Products Group declined by $4,175,000 or 14.1% reflective of the continued soft commercial construction market coupled with increased competitive conditions.  Partially offsetting this decrease is an increase of $565,000 or 5.5% by the Aluminum Extrusion Group.  Although net tonnage shipped, particularly in the area served by our Texas facility, increased by 12.7% compared to the same period last year there is continued pressure on pricing.  Sales of Residential Products increased marginally compared to the prior year period.  This increase reflects their continuing efforts to replace sales lost due to last year’s trade union strike at our South Gate, California facility as well as volume formerly contributed by a big-box store, amounting to 11.3% of sales last year compared to only 2.8% this year.

    Cost of sales as a percentage of net sales was 81.2% for the quarter ended September 30, 2002 as opposed to 81.8% for the comparable prior year period. This decrease is attributable to several somewhat offsetting factors. All segments of our business achieved decreases in their material costs.  In addition, the Residential Products Group decreased their labor and overhead costs reflecting their continued recovery from prior year’s strike related inefficiencies.  Partially offsetting these gains were increased labor and overhead cost percentages in the Commercial Products Group resulting from normal production costs being spread over significantly diminished sales coupled with increased costs associated with the start up of two new horizontal paint lines.  Higher labor cost percentages were also incurred in our Extrusion Group as their decline in overall volume increased unit cost of production.

Unaudited

    Selling, general and administrative expenses increased by $304,000 from the prior year.  Excluding the $631,000 profit on the sale of a former operating facility recorded as an offset to expenses last year this comparison would have shown a net decrease of $327,000 or 3.8%. The decrease reflects reduced employment costs in the current year as well as the prior year containing some additional costs for strike related security and legal services.

    The effective tax rate for the quarter ended September 30, 2002 was 37.0% whereas the comparable period of the prior year was 35.8%.

Liquidity and Capital Resources

    Working capital at September 30, 2002 stood at $60,423,000, an increase of $2,366,000 from June 30, 2002.  The ratio of current assets to current liabilities is currently 4.4 as compared to 4.6 as of the beginning of the year.

    The Company’s projected net capital expenditures for fiscal 2003 and related financing remain unchanged from those described in the June 30, 2002 Annual Report.  The Company’s domestic line of credit remains unchanged from that described in the June 30, 2002 Annual Report to Shareholders.

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

Controls and Procedures

    Within 90 days prior to the filing date of this report, a review was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that review, the Company’s management, including the CEO and CFO, concluded that the Company’s disclosure controls and procedures were effective.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the completion of their review.

INTERNATIONAL ALUMINUM CORPORATION

AND SUBSIDIARIES

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Aluminum Corporation
(Registrant)

Date:	November 13, 2002	MITCHELL K. FOGELMAN
Mitchell K. Fogelman
Senior Vice President — Finance
(Principal Financial Officer)

Date:	November 13, 2002	MICHAEL J. NORRING
Michael J. Norring
Controller
(Principal Accounting Officer)

CERTIFICATION

I, Cornelius C. Vanderstar, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of International Aluminum Corporation;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.               designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.               presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002	CORNELIUS C. VANDERSTAR
Cornelius C. Vanderstar
Chairman of the Board and
Chief Executive Officer

CERTIFICATION

I, Mitchell K. Fogelman, certify that:

1.               I have reviewed this quarterly report on Form 10-Q of International Aluminum Corporation;

2.               Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.               Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.               The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.               designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.              evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.               presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.               The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

a.               all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.              any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.               The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 11, 2002	MITCHELL K. FOGELMAN
Mitchell K. Fogelman
Senior Vice President — Finance
and Chief Financial Officer