Form 10-Q
period 2002-12-31
INTERNATIONAL ALUMINUM CORP
filed 2003-02-14
CIK 51103

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13

OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended December 31, 2002	Commission File Number 1-7256

INTERNATIONAL ALUMINUM CORPORATION

(Exact name of Registrant as specified in its charter)

California	95-2385235
(State of incorporation)	(I.R.S. Employer No.)

767 Monterey Pass Road

Monterey Park, California 91754

(323) 264-1670

(Principal executive office)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

At February 3, 2003 there were 4,244,794 shares of Common Stock outstanding.

INTERNATIONAL ALUMINUM CORPORATION

AND SUBSIDIARIES

PART I

INTERNATIONAL ALUMINUM CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Unaudited Dec. 31, 2002	Audited June 30, 2002
Assets

Current assets:
Cash and cash equivalents	$9,513,000	$3,495,000
Accounts receivable, net	30,606,000	31,811,000
Inventories	31,976,000	33,401,000
Prepaid expenses and deposits	3,931,000	3,665,000
Future income tax benefits	1,661,000	1,675,000

Total current assets	77,687,000	74,047,000

Property, plant and equipment, at cost	119,072,000	122,759,000
Accumulated depreciation	(65,851,000)	(65,466,000)

Net property, plant and equipment	53,221,000	57,293,000

Other assets:
Costs in excess of net assets of purchased businesses	1,016,000	1,030,000
Other	423,000	354,000

Total other assets	1,439,000	1,384,000

	$132,347,000	$132,724,000

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$7,778,000	$6,575,000
Accrued liabilities	8,496,000	8,295,000
Advances payable to banks	840,000	1,034,000
Income taxes payable	—	86,000

Total current liabilities	17,114,000	15,990,000

Deferred income taxes	5,929,000	5,929,000

Total liabilities	23,043,000	21,919,000

Shareholders’ equity	109,304,000	110,805,000

	$132,347,000	$132,724,000

See accompanying notes to consolidated financial statements.

Unaudited

INTERNATIONAL ALUMINUM CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Net sales	$46,229,000	$47,302,000	$95,957,000	$100,566,000
Cost of sales	39,486,000	39,748,000	79,852,000	83,339,000
Gross profit	6,743,000	7,554,000	16,105,000	17,227,000
Selling, gen. and admin. expenses	5,853,000	8,649,000	14,107,000	16,599,000
Income (loss) from operations	890,000	(1,095,000)	1,998,000	628,000
Interest (income) expense, net	4,000	8,000	3,000	(13,000)
Income (loss) from continuing operations before income taxes	886,000	(1,103,000)	1,995,000	641,000
Provision for income taxes	334,000	(381,000)	744,000	255,000
Income (loss) from continuing operations	552,000	(722,000)	1,251,000	386,000
Income (loss) from discontinued operations	110,000	(889,000)	110,000	(1,065,000)
Cumulative effect of accounting change	—	—	—	(7,935,000)

Net income (loss)	$662,000	$(1,611,000)	$1,361,000	$(8,614,000)

Basic and diluted EPS:
Continuing operations	$.13	$(.17)	$.29	$.09
Discontinued operations	.03	(.21)	.03	(.25)
Cumulative effect of accounting change	—	—	—	(1.87)
Total	$.16	$(.38)	$.32	$(2.03)

Shares used to compute EPS:
Basic and Diluted	4,244,794	4,244,794	4,244,794	4,244,794

Cash dividends per share	$.30	$.30	$.60	$.60

See accompanying notes to consolidated financial statements.

Unaudited

INTERNATIONAL ALUMINUM CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended December 31,
	2002	2001
Cash flows from operating activities:
Net income (loss)	$1,361,000	$(8,614,000)
Adjustments for noncash transactions:
Depreciation and amortization	3,527,000	3,575,000
Change in deferred income taxes	—	24,000
Gain on sale of fixed assets	—	(631,000)
Gain on discontinued operations	(110,000)	—
Cumulative effect of accounting change	—	7,935,000
Changes in assets and liabilities:
Receivables	1,134,000	327,000
Inventories	666,000	404,000
Prepaid expenses and deposits	(339,000)	(423,000)
Accounts payable	1,251,000	(686,000)
Accrued liabilities	201,000	828,000
Income taxes payable	(83,000)	(516,000)

Net cash provided by operating activities	7,608,000	2,223,000

Cash flows from investing activities:
Capital expenditures	(1,582,000)	(6,674,000)
Proceeds from sales of capital assets	2,710,000	1,726,000

Net cash provided by (used in) investing activities	1,128,000	(4,948,000)

Cash flows from financing activities:
Dividends paid to shareholders	(2,547,000)	(2,547,000)
Net borrowing under lines of credit	(156,000)	697,000

Net cash used in financing activities	(2,703,000)	(1,850,000)

Effect of exchange rate changes	(15,000)	(7,000)

Net change in cash and cash equivalents	6,018,000	(4,582,000)

Cash and cash equivalents at beginning of period	3,495,000	5,915,000

Cash and cash equivalents at end of period	$9,513,000	$1,333,000

See accompanying notes to consolidated financial statements.

Unaudited

INTERNATIONAL ALUMINUM CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

                In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which consist solely of normal recurring adjustments unless otherwise disclosed) necessary to present fairly, in all material respects, its financial position as of December 31, 2002 and June 30, 2002, and the results of operations for the three and six month periods ended December 31, 2002 and 2001 and the cash flows for the six month periods ended December 31, 2002 and 2001.  The results of operations for the three and six month periods ended December 31, 2002 and 2001 are not necessarily indicative of the results to be expected for the full year.

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

Comprehensive Income

                Comprehensive income, defined as net income and other comprehensive income, for the second quarters ended December 31, 2002 and 2001 was  $669,000 and $(1,674,000), respectively.  Comprehensive income for the six months ended December 31, 2002 and 2001 was $1,045,000 and $(8,883,000), respectively. Other comprehensive income includes foreign currency translation adjustments recorded directly in shareholders’ equity.

Balance Sheet Components	Dec. 31, 2002	June 30, 2002
Inventories, lower of FIFO Cost or Market
Raw materials	$27,663,000	$28,576,000
Work in process	334,000	560,000
Finished goods	3,979,000	4,265,000
	$31,976,000	$33,401,000

Shareholders’ Equity
Common stock	$4,765,000	$4,765,000
Paid-in capital	4,123,000	4,123,000
Retained earnings	100,755,000	101,941,000
Accumulated other comprehensive income	(339,000)	(24,000)
	$109,304,000	$110,805,000

Unaudited

Segment Information

                The following presents the Company’s net sales, operating income and total assets by operating segment, reconciling to the Company’s totals.  All data presented in thousands of dollars.

Net Sales:	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Commercial	$24,301	$28,361	$49,872	$57,997
Residential	12,909	11,569	26,454	25,177
Aluminum Extrusion	21,327	21,034	42,441	46,739
Total Segments	58,537	60,964	118,767	129,913
Eliminations	(12,308)	(13,662)	(22,810)	(29,347)
Total	$46,229	$47,302	$95,957	$100,566

Operating Income (Loss):	Three Months Ended December 31,		Six Months Ended December 31,
	2002	2001	2002	2001
Commercial	$1,203	$2,856	$3,636	$5,347
Residential	1,602	(755)	2,426	(626)
Aluminum Extrusion	496	(719)	375	(376)
Total Segments	3,301	1,382	6,437	4,345
Eliminations	(559)	(22)	(619)	134
Corporate	(1,852)	(2,455)	(3,820)	(3,851)*
Total	$890	$(1,095)	$1,998	$628

Total Assets:	Dec. 31, 2002	June 30, 2002
Commercial	$61,943	$63,537
Residential	24,657	28,776
Aluminum Extrusion	33,615	34,915
Total Segments	120,215	127,228
Corporate	12,132	5,496
Total	$132,347	$132,724

*Net of $631 gain on sale of former operating facility

Unaudited

Discontinued Operations

                During the second quarter of fiscal year 2002, the Company announced the closure of Maestro Products, its wood window and door subsidiary, which was a component of the Residential Products segment.  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company wrote-down the net assets of Maestro to their estimated net realizable value and reported Maestro’s results as discontinued operations.  Due primarily to favorable results experienced in selling Maestro’s facilities, the Company recognized a net gain in fiscal year 2003 which has also been classified as discontinued operations.  The Company does not anticipate any further activity with respect to Maestro in the future.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Significant Changes in Results of Operations

                Net sales decreased by $1,073,000 or 2.3% for the quarter ended December 31, 2002 and by $4,609,000 or 4.6% for the six months then ended when compared with the respective prior year periods.  Sales of the Commercial Products Group declined by $4,163,000 or 14.7% for the quarter and $8,338,000 or 14.4% for the six months compared to the same periods last year, reflective of the continued soft commercial construction market coupled with increased competitive conditions.  Partially offsetting these decreases are increases by the Aluminum Extrusion Group of $1,555,000 or 20.2% for the quarter and $2,120,000 or 11.8% for the six months compared to the same periods last year. Although net tonnage shipped, particularly in the area served by our Texas facility, increased by 27.3% for the quarter and 19.1% year to date when compared to the same periods last year, there is continued pressure on pricing.  Sales of Residential Products increased by $1,535,000 or 13.5% for the quarter and $1,609,000 or 6.5% for the six months compared to the same periods last year.  These increases reflect continued success in replacing sales lost due to last year’s trade union strike at our South Gate, California facility as well as volume formerly contributed by large home improvement centers.  During the prior year the Residential subsidiaries discontinued being the stocking supplier for these stores which we had supplied on a regional basis.  Last year sales to large home improvement centers amounted to 15.6% and 13.3% of sales for the quarter and six month periods compared to only 2.3% and 2.5% for the respective current year periods.  While encouraged by the overall performance of the Residential Products Group during the first half of fiscal year 2003, the Company’s Colorado facility was unable to generate sufficient sales to operate profitably.  Management continues to pursue new strategies in order to increase revenues at this location.

Unaudited

                Cost of sales as a percentage of net sales was 85.4% for the quarter ended December 31, 2002 as opposed to 84.0% for the same period last year and for the six-month period was 83.2% compared to 82.9% for the same period last year.  These increases are mainly due to increased labor and overhead cost percentages in the Commercial Products Group resulting from normal production costs being spread over significantly diminished sales coupled with increased costs associated with the start up of two new horizontal paint lines.  In addition, margins were impacted by a more competitive price structure as well as higher than expected material costs for some major products incurred at our U. S. Aluminum-Texas facility during the current quarter.  Although showing signs of improvement in the current quarter, the Aluminum Extrusion Group incurred higher labor cost percentages for the current year to date period when compared with the same period last year as the result of decreased unit sales prices.  Partially offsetting these increases were decreased material, labor and overhead costs in the Residential Products Group for the current quarter and the six-month period compared to the prior year. This is reflective of their continued recovery from prior year’s strike related inefficiencies.

                Selling, general and administrative expenses decreased by $2,796,000 or 32.3% from the prior year quarter and by $2,492,000 or 15.0% for the six-month period.  Excluding a $631,000 gain on the sale of a former operating facility which was recognized during the first quarter last year, this six-month comparison would have shown a net decrease of $3,299,000 or 19.1%.  A large portion of the decrease in selling, general and administrative expenses was due to the Company recording income relating to recoveries on retrospective workers’ compensation policies totaling $1,134,000 and $716,000 for the three and six month periods ended December 31, 2002, respectively, compared to an expense of $78,000 and $421,000 being recorded in the comparable periods during fiscal year 2002.  The Company anticipates receiving refunds of previously expensed premiums due to changes in actual and projected claim activity.  The decrease also reflects reduced employment and advertising costs in the current year as well as the prior year containing some additional costs for strike related security and legal services.

                The effective tax rate for the six months ended December 31, 2002 was 37.3% whereas the comparable period of the prior year was 39.9%, primarily due to the impact of state income taxes.

Liquidity and Capital Resources

                Working capital at December 31, 2002 stood at $60,573,000, an increase of $2,516,000 from June 30, 2002.  The ratio of current assets to current liabilities is currently 4.5 as compared to 4.6 as of the beginning of the year.

                The Company’s projected net capital expenditures for fiscal 2003 and related financing remain unchanged from those described in the June 30, 2002 Annual Report.  The Company’s domestic line of credit remains unchanged from that described in the June 30, 2002 Annual Report to Shareholders.

Recent Accounting Pronouncements

                In January 2003, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123.” SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. It also requires disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for annual and interim periods beginning after December 15, 2002. As the Company has elected not to change to the fair value based method of accounting for stock-based employee compensation, the adoption of SFAS No. 148 will not have an impact upon our financial condition or results of operations.

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

INTERNATIONAL ALUMINUM CORPORATION

AND SUBSIDIARIES

PART II.  OTHER INFORMATION

Item 4(c).  Submission of Matters to a Vote of Security Holders

                On October 31, 2002, the Company held its 2002 Annual Shareholders Meeting.  Shareholders voted proxies representing 4,013,953 shares, which was 94.6% of the 4,244,794 shares outstanding on the record date.  The proposed slate of directors was elected with 3,953,586 shares and the selected independent accountants were ratified with 3,981,152 shares.

SIGNATURES

                Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Aluminum Corporation
(Registrant)

Date:	February 13, 2003	MITCHELL K. FOGELMAN
Mitchell K. Fogelman
Senior Vice President — Finance
(Principal Financial Officer)

Date:	February 13, 2003	MICHAEL J. NORRING
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

Date: February 12, 2003	CORNELIUS C. VANDERSTAR
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

Date: February 12, 2003	MITCHELL K. FOGELMAN
Mitchell K. Fogelman
Senior Vice President — Finance
and Chief Financial Officer