Form 10-Q
period 2003-03-31
INTERNATIONAL ALUMINUM CORP
filed 2003-05-14
CIK 51103

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13

OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended March 31, 2003	Commission File Number 1-7256

INTERNATIONAL ALUMINUM CORPORATION

(Exact name of Registrant as specified in its charter)

California	95-2385235
(State of incorporation)	(I.R.S. Employer No.)

767 Monterey Pass Road
Monterey Park, California 91754
(323) 264-1670
(Principal executive office)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒     No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b.2 of the Exchange Act). Yes ☒ No ☐

At May 1, 2003 there were 4,244,794 shares of Common Stock outstanding.

INTERNATIONAL ALUMINUM CORPORATION

AND SUBSIDIARIES

PART I

INTERNATIONAL ALUMINUM CORPORATION

AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Unaudited	Audited
	March 31, 2003	June 30, 2002
Assets
Current assets:
Cash and cash equivalents	$7,306,000	$3,495,000
Accounts receivable, net	34,418,000	31,811,000
Inventories	32,354,000	33,401,000
Prepaid expenses and deposits	3,295,000	3,665,000
Future income tax benefits	1,675,000	1,675,000

Total current assets	79,048,000	74,047,000

Property, plant and equipment, at cost	120,122,000	122,759,000
Accumulated depreciation	(67,388,000)	(65,466,000)

Net property, plant and equipment	52,734,000	57,293,000

Other assets:
Costs in excess of net assets of purchased businesses	1,041,000	1,030,000
Other	447,000	354,000

Total other assets	1,488,000	1,384,000

	$133,270,000	$132,724,000

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$8,178,000	$6,575,000
Accrued liabilities	9,034,000	8,295,000
Advances payable to banks	595,000	1,034,000
Income taxes payable	—	86,000

Total current liabilities	17,807,000	15,990,000

Deferred income taxes	5,929,000	5,929,000

Total liabilities	23,736,000	21,919,000

Shareholders’ equity	109,534,000	110,805,000

	$133,270,000	$132,724,000

See accompanying notes to consolidated financial statements.

Unaudited

INTERNATIONAL ALUMINUM CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002

Net sales	$48,012,000	$46,473,000	$143,969,000	$147,039,000
Cost of sales	39,183,000	38,264,000	119,035,000	121,603,000
Gross profit	8,829,000	8,209,000	24,934,000	25,436,000
Selling, gen. and admin. expenses	7,376,000	7,570,000	21,483,000	24,169,000
Income from operations	1,453,000	639,000	3,451,000	1,267,000
Interest (income) expense, net	6,000	17,000	9,000	4,000
Income from continuing operations before income taxes	1,447,000	622,000	3,442,000	1,263,000
Provision for income taxes	540,000	230,000	1,284,000	485,000
Income from continuing operations	907,000	392,000	2,158,000	778,000
Income (loss) from discontinued operations	—	—	110,000	(1,065,000)

Cumulative effect of accounting change	—	—	—	(7,935,000)
Net income (loss)	$907,000	$392,000	$2,268,000	$(8,222,000)

Basic and diluted EPS:
Continuing operations	$.21	$.09	$.50	$.18
Discontinued operations	—	—	.03	(.25)
Cumulative effect of accounting change	—	—	—	(1.87)
Total	$.21	$.09	$.53	$(1.94)

Shares used to compute EPS:
Basic and Diluted	4,244,794	4,244,794	4,244,794	4,244,794

Cash dividends per share	$.30	$.30	$.90	$.90

See accompanying notes to consolidated financial statements.

Unaudited

INTERNATIONAL ALUMINUM CORPORATION

AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended March 31,
	2003	2002

Cash flows from operating activities:
Net income (loss)	$2,268,000	$(8,222,000)
Adjustments for noncash transactions:
Depreciation and amortization	5,266,000	5,283,000
Change in deferred income taxes	—	24,000
Gain on sale of fixed assets	—	(631,000)
Gain on discontinued operations	(110,000)	—
Cumulative effect of accounting change	—	7,935,000
Changes in assets and liabilities:
Receivables	(2,545,000)	1,236,000
Inventories	426,000	(66,000)
Prepaid expenses and deposits	292,000	367,000
Accounts payable	1,562,000	2,372,000
Accrued liabilities	739,000	263,000
Income taxes payable	(89,000)	(515,000)

Net cash provided by operating activities	7,809,000	8,046,000

Cash flows from investing activities:
Capital expenditures	(2,505,000)	(10,769,000)
Proceeds from sales of capital assets	2,786,000	1,772,000

Net cash provided by (used in) investing activities	281,000	(8,997,000)

Cash flows from financing activities:
Dividends paid to shareholders	(3,820,000)	(3,820,000)
Net borrowing under lines of credit	(472,000)	783,000

Net cash used in financing activities	(4,292,000)	(3,037,000)

Effect of exchange rate changes	13,000	(8,000)

Net change in cash and cash equivalents	3,811,000	(3,996,000)

Cash and cash equivalents at beginning of period	3,495,000	5,915,000

Cash and cash equivalents at end of period	$7,306,000	$1,919,000

See accompanying notes to consolidated financial statements.

Unaudited

INTERNATIONAL ALUMINUM CORPORATION

AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which consist solely of normal recurring adjustments unless otherwise disclosed) necessary to present fairly, in all material respects, its financial position as of March 31, 2003 and June 30, 2002, and the results of operations for the three and nine month periods ended March 31, 2003 and 2002 and the cash flows for the nine month periods ended March 31, 2003 and 2002.  The results of operations for the three and nine month periods ended March 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

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

Comprehensive Income

Comprehensive income, defined as net income and other comprehensive income, for the three months ended March 31, 2003 and 2002 was  $1,504,000 and $376,000, respectively.  Comprehensive income for the nine months ended March 31, 2003 and 2002 was $2,549,000 and $(8,508,000), respectively. Other comprehensive income includes foreign currency translation adjustments recorded directly in shareholders’ equity.

	March 31, 2003	June 30, 2002
Balance Sheet Components
Inventories, lower of FIFO Cost or Market
Raw materials	$26,765,000	$28,576,000
Work in process	541,000	560,000
Finished goods	5,048,000	4,265,000
	$32,354,000	$33,401,000

Shareholders’ Equity
Common stock	$4,765,000	$4,765,000
Paid-in capital	4,123,000	4,123,000
Retained earnings	100,389,000	101,941,000
Accumulated other comprehensive income	257,000	(24,000)
	$109,534,000	$110,805,000

Unaudited

Segment Information

The following presents the Company’s net sales, operating income and total assets by operating segment, reconciling to the Company’s totals.  All data is presented in thousands of dollars.

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Net Sales:
Commercial	$24,487	$26,213	$74,359	$84,210
Residential	13,734	9,745	40,188	34,922
Aluminum Extrusion	19,632	21,029	62,073	67,768
Total Segments	57,853	56,987	176,620	186,900
Eliminations	(9,841)	(10,514)	(32,651)	(39,861)
Total	$48,012	$46,473	$143,969	$147,039

	Three Months Ended March 31,		Nine Months Ended March 31,
	2003	2002	2003	2002
Operating Income (Loss):
Commercial	$1,675	$2,445	$5,311	$7,793
Residential	1,779	(425)	4,205	(1,051)
Aluminum Extrusion	(317)	278	58	(98)
Total Segments	3,137	2,298	9,574	6,644
Eliminations	284	(47)	(335)	87
Corporate	(1,968)	(1,612)	(5,788)	(5,464)*
Total	$1,453	$639	$3,451	$1,267

	March 31, 2003	June 30, 2002
Total Assets:
Commercial	$62,354	$63,537
Residential	24,061	28,776
Aluminum Extrusion	38,886	34,915
Total Segments	125,301	127,228
Corporate	7,969	5,496
Total	$133,270	$132,724

*Net of $631 gain on sale of former operating facility

Unaudited

INTERNATIONAL ALUMINUM CORPORATION

AND SUBSIDIARIES

Stock-Based Compensation

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

The Company applies APB Opinion 25 and related interpretations in accounting for stock options granted to employees and, accordingly, does not recognize compensation cost for grants whose exercise price equals the market price of the stock on the date of grant.  There would have been no change to reported net income and earnings per share amounts had the Company elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123, “Accounting for Stock-Based Compensation”, due to the lack of option grants during the last five years, the typical vesting period of the Company’s options.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION

AND RESULTS OF OPERATIONS

Significant Changes in Results of Operations

Net sales increased by $1,539,000 or 3.3% for the quarter ended March 31, 2003 but decreased by $3,070,000 or 2.1% for the nine months then ended when compared with the respective prior year periods.  Sales of Residential Products increased by $4,030,000 or 41.7% for the quarter and $5,640,000 or 16.4% for the nine months compared to the same periods last year.  These increases reflect continued recovery of revenues lost due to last year’s trade union strike at our South Gate, California facility as well as replacing sales volume formerly directed to large home improvement centers.  During the prior year the Residential subsidiaries ceased serving as a stocking supplier for these stores which we previously supplied on a regional basis.  Last year sales to large home improvement centers amounted to 4.4% and 10.8% of Residential segment sales for the quarter and nine-month periods compared to only 1.7% and 2.2% for the respective current year periods.  In addition, a significant portion of the current quarter increase is attributable to major school remodeling projects.  Offsetting these increases are declines for the current quarter and year to date sales at our Colorado facility when compared to the prior year.  Management continues to pursue new strategies in order to increase revenues at this location.  Sales of the Aluminum Extrusion Group increased by $1,335,000 or 4.7% for the nine months but declined by $784,000 or 7.3% for the quarter compared to the same periods last year.  Net tonnage shipped, particularly in the area served by our Texas facility, increased by 11.3% for the nine months but decreased by 1.6% for the quarter when compared to the respective prior year periods.  Additionally, this Group continues to experience strong pressure on pricing.  Sales of the Commercial Products Group declined by $1,707,000 or 6.6% for the quarter and $10,045,000 or 12.0% for the nine months compared to the same periods last year, reflective of the continued soft commercial construction market coupled with increased competitive conditions.

Cost of sales as a percentage of net sales was 81.6% for the current quarter compared to 82.3% for the same period last year and for the nine-month period was 82.7%, unchanged from last year.  These result from several largely offsetting factors.  The Residential Products Group achieved decreased material, labor and overhead cost percentages for the current quarter and nine-month periods compared to the prior year, reflecting continued recovery from prior year’s strike related inefficiencies.  The Commercial Products Group cost percentages increased due to the lower sales prices resulting from an increasingly competitive marketplace.  The heightened competition for the reduced number of major projects during this year has especially impacted our United States Aluminum facility in Texas. The Aluminum Extrusion Group also experienced comparatively higher cost percentages during the current quarter as material, labor and overhead production costs were spread over lower sales, which resulted from decreased tonnage being sold at reduced unit sales prices. The year to date comparison shows the cost of sales percentages relatively the same as production efficiencies gained from the higher tonnage mostly offset the lower per unit sales prices.

Selling, general and administrative expenses decreased by $194,000 or 2.6% from the prior year quarter and by $2,686,000 or 11.1% for the nine-month period.  Excluding a $631,000 gain on the sale of a former operating facility which was recognized during the first quarter last year, this nine-month comparison would have shown a net decrease of $3,317,000 or 13.4%.  The decrease in the current quarter was mainly attributable to lower employment costs.  A portion of the year to date decrease was due to income relating to recoveries on retrospective workers’ compensation policies totaling $897,000 in fiscal 2003 compared to an expense of $490,000 being recorded in the comparable period during fiscal year 2002.  The Company anticipates receiving refunds of previously expensed premiums due to changes in actual and projected claim activity.  The remainder of the year to date decrease also reflects reduced employment and advertising costs in the current year as well as the prior year containing some additional costs for strike related security and legal services.

The effective tax rate for the nine months ended March 31, 2003 was 37.3% for continuing operations whereas the comparable period of the prior year was 38.4%.  This decrease is primarily attributed to the prior year being higher as a result of losses incurred in states without related tax benefit.

Liquidity and Capital Resources

Working capital at March 31, 2003 stood at $61,241,000, an increase of $3,184,000 from June 30, 2002.  The ratio of current assets to current liabilities is currently 4.4 as compared to 4.6 as of the beginning of the year.

The Company projects net capital expenditures of $3,000,000 to $4,000,000 for fiscal 2003.  The Company anticipates financing these expenditures through internal cash flow and cash reserves.  The Company’s domestic line of credit remains unchanged from that described in the June 30, 2002 Annual Report to Shareholders.

Recent Accounting Pronouncements

In November 2002, the FASB issued Financial Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantee of Indebtedness of Others” (FIN 45).  FIN 45 requires that upon issuance of a guarantee, a guarantor must recognize a liability for the fair value of the obligation assumed under a guarantee.  FIN 45 also requires additional disclosures by a guarantor in its interim and annual financial statements about the obligations associated with guarantees issued.  The recognition provisions of FIN 45 are effective for any guarantees issued or modified after December 31, 2002.  The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002.  The impact of such adoption did not have a material effect on the Company’s financial statements.

In January 2003, the FASB issued Financial Interpretation No. 46, “Consolidation of Variable Interest Entities” (FIN 46).  FIN 46 is an interpretation of Accounting Research Bulletin 51, “Consolidated Financial Statements”, and addresses consolidation by business enterprises of variable interest entities (VIE’s).  FIN 46 provides guidance on the identification of, and financial reporting for, entities over which control is achieved through means other than voting rights.  FIN 46 requires an enterprise to consolidate a variable interest entity if that enterprise has a variable interest that will absorb a majority of the entity’s expected losses if they occur, receive a majority of the entity’s expected residual return if they occur, or both. The Company does not hold any interest in VIE’s and therefore the adoption of this interpretation will not impact the Company’s consolidated financial statements.

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

International Aluminum Corporation
(Registrant)

Date:	May 13, 2003	MITCHELL K. FOGELMAN
Mitchell K. Fogelman
Senior Vice President – Finance
(Principal Financial Officer)

Date:	May 13, 2003	MICHAEL J. NORRING
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

Date: May 12, 2003	CORNELIUS C. VANDERSTAR
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

Date: May 12, 2003	MITCHELL K. FOGELMAN
Mitchell K. Fogelman
Senior Vice President – Finance and Chief Financial Officer

CERTIFICATIONS PURSUANT TO 18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of International Aluminum Corporation (the “Company”) on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission (the “Report”), I, Cornelius C. Vanderstar, the Chairman of the Board and Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.         The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.         The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 12, 2003	CORNELIUS C. VANDERSTAR
Cornelius C. Vanderstar
Chairman of the Board and Chief Executive Officer

In connection with the Quarterly Report of International Aluminum Corporation (the “Company”) on Form 10-Q for the period ending March 31, 2003 as filed with the Securities and Exchange Commission (the “Report”), I, Mitchell K. Fogelman, the Senior Vice President-Finance and Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

1.         The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2.         The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: May 12, 2003	MITCHELL K. FOGELMAN
Mitchell K. Fogelman
Senior Vice President – Finance and Chief Financial Officer