Form 10-K
period 2003-06-30
INTERNATIONAL ALUMINUM CORP
filed 2003-09-25
CIK 51103

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10–K

ANNUAL REPORT PURSUANT TO SECTION 13
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2003	Commission File Number 1-7256

INTERNATIONAL ALUMINUM CORPORATION
(Exact name of Registrant as specified in its charter)

California	95-2385235
(Incorporation)	(I.R.S. Employer No.)

767 Monterey Pass Road Monterey Park, California 91754 (323) 264-1670
(Principal executive office)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Names of Exchanges on Which Registered

Common Stock ($1.00 Par Value)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☒   No  ☐

At September 10, 2003 there were 4,244,794 shares of Registrant’s Common Stock outstanding.  The aggregate market value of shares held by non-affiliates was $50,746,675 based on the New York Stock Exchange composite closing price on that date.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant’s Annual Report to Shareholders for fiscal year ended June 30, 2003 is incorporated by reference into Parts I and II.

Registrant’s Proxy Statement dated September 19, 2003 for the Annual Meeting of Shareholders to be held on October 30, 2003 is incorporated by reference, other than the Stock Performance Graph, the Compensation Committee Report, and the Audit Committee Report, into Part III.

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

b.   INDUSTRY SEGMENTS, LINES OF BUSINESS AND CLASSES OF PRODUCTS

This information is included on pages 4 and 15 of the Registrant’s 2003 Annual Report to Shareholders and is hereby incorporated by reference.

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

Aluminum extrusions produced by the Company are used in fabricating substantially all of its other aluminum products. During fiscal 2003 approximately 50% of extrusions produced were sold to non-affiliated customers in either its own or other widely diversified industries.  The Company furnishes design services to assist its customers in developing or better utilizing custom extrusions.

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

No customer accounted for more than 5% of net sales in 2003, and no material part of the business is dependent upon a single customer or a few customers, the loss of any one or more of whom would have a materially adverse effect on the business of the Company.  The Company does business on a current basis and has no significant backlog of unfilled firm orders.

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

Employees

As of June 30, 2003, the Company had approximately 1,400 full-time employees.

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

Environmental Controls

The Company’s aluminum extrusion, anodizing, painting and manufacturing facilities are subject to water and air pollution control standards mandated by federal, state and local law.  While the Company anticipates no material capital expenditures to meet established environmental quality control standards, there can be no assurance that more stringent standards will not be established which might require such expenditures.

d.                                                    FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

The information concerning income before taxes of foreign and domestic operations for fiscal years 2003, 2002 and 2001 is set forth in Note 9 to the consolidated financial statements included on page 14 of the Company’s 2003 Annual Report incorporated herein by reference.  Other related information regarding foreign operations is not significant for disclosure.

ITEM 2.                        PROPERTIES

The following table sets forth information concerning the location, size and use of the Company’s present facilities:

Location	Square Feet (A)		Use

Alhambra, CA	185,000		Aluminum extrusions, foundry & finishing
Waxahachie, TX	269,000		Aluminum extrusions & finishing
South Gate, CA	189,000		Residential products
Hayward, CA	103,000		Residential products
Phoenix, AZ	100,000		Residential products
Vernon, CA	134,000		Commercial products
Bedford Park, IL	81,000		Commercial products
Boston, MA	21,000	(L)	Commercial products
Detroit, MI	12,000	(L)	Commercial products
Waxahachie, TX	159,000		Commercial products
Denver, CO	16,000	(L)	Commercial products
St. Louis, MO	14,000	(L)	Commercial products
Dallas, TX	36,000	(L)	Commercial products
Houston, TX	19,000	(L)	Commercial products
Rock Hill, SC	74,000		Commercial products
Atlanta, GA	37,000	(L)	Commercial products
Baltimore, MD	20,000	(L)	Commercial products
Langley, B.C., Canada	63,000		Commercial products
Guelph, Ontario, Canada	72,000		Commercial products
Houston, TX	57,000		Commercial products
Waxahachie, TX	60,000		Commercial products
Dallas, TX	14,000	(L)	Commercial products
Monterey Park, CA	19,000	(L)	Executive offices

(A)           Includes manufacturing, warehouse and office space; excludes construction in process, parking and yard storage space.

(L)              Indicates leased premises.

Of the 1,754,000 square feet exhibited above, 1,546,000 square feet are owned by the Company.  The balance of 208,000 square feet is leased under agreements expiring at various dates.  The Company believes that its facilities are adequate for anticipated levels of operations.

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

PART II

ITEM 5.                        MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The market and dividend information is included on pages 7 and 16 of the Company’s 2003 Annual Report to Shareholders and is incorporated herein by reference.

There are no restrictions of future cash dividends.

There were approximately 400 shareholders of record of the Company’s common stock at June 30, 2003.

ITEM 6.                        SELECTED FINANCIAL DATA

Selected financial data pertaining to the Company for the last five years is set forth on page 4 of the Company’s 2003 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7.                        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information is set forth on pages 2 through 7 of the Company’s 2003 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7A.                    DISCLOSURES ABOUT MARKET RISK

Fluctuating foreign exchange rates may impact the Company’s earnings.  The Company’s foreign exchange exposure is related to activities associated with its Canadian subsidiaries.  The Company does not attempt to manage these risks by entering into forward exchange contracts.

ITEM 8.                        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Part IV, Item 15.

ITEM 9.                        CHANGES IN AND DISAGREEMENTS WITH AUDITORS ON ACCOUNTING  AND FINANCIAL DISCLOSURE

There have been no disagreements that are required to be reported under the instructions to this item.

PART III

The information required under Part III is contained in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held October 30, 2003, which information is incorporated herein by reference.

PART IV

ITEM 14.                  CONTROLS AND PROCEDURES

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

ITEM 15.                  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)	1.	Financial Statements
		Consolidated Financial Statements (See Note):
		Balance sheets - June 30, 2003 and 2002
		Statements for the three years ended June 30, 2003 -
		Income
		Shareholders’ equity
		Cash flows
		Notes to consolidated financial statements
		Report of independent auditors

	2.	Financial Statement Schedules
		Report of Independent Auditors on Financial Statement Schedules
		Schedule for the three years ended June 30, 2003 - II Valuation and qualifying accounts

3.     Exhibits

3.1                       Articles of incorporation and by-laws.  This information is set forth as Exhibits 2.2 and 2.3 to the September 9, 1977 Registration Statement on Form S-7, and was amended by Proxy Statements dated September 26, 1978 and September 21, 1988 furnished to shareholders in connection with the related Annual Meeting of Shareholders held on October 26, 1978 and October 27, 1988, respectively.  These documents were filed by the Registrant with the Securities and Exchange Commission and are incorporated herein by reference.

4.1                       Instruments defining the rights of security holders, including the indentures.  This information is set forth on page 10 of the August 1, 1968 Registration Statement on Form S-1, as amended, filed by the Registrant with the Securities and Exchange Commission and is incorporated herein by reference.

13.1                 Annual Report to Shareholders

21.1                 Subsidiaries of the registrant

23.1                 Consent of PricewaterhouseCoopers LLP

31.1                 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2                 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1                 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2                 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)         Reports on Form 8-K filed during the quarter ended June 30, 2003:

May 13, 2003 – Reporting the press release dated May 13, 2003 announcing financial results for the third quarter ended March 31, 2003.

NOTE:            The consolidated financial statements referred to above are included in the 2003 Annual Report to Shareholders and are incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

INTERNATIONAL ALUMINUM CORPORATION

Date: September 19, 2003	By:	/s/ MITCHELL K. FOGELMAN
Mitchell K. Fogelman
Senior Vice President-Finance and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CORNELIUS C. VANDERSTAR	Chairman of the Board and	September 19, 2003
Cornelius C. Vanderstar	Chief Executive Officer

/s/ DAVID C. TREINEN	Director; President; Secretary	September 19, 2003
David C. Treinen	and Chief Operating Officer

/s/ RONALD L. RUDY	Director and Senior	September 19, 2003
Ronald L. Rudy	Vice President-Operations

/s/ MITCHELL K. FOGELMAN	Senior Vice President-Finance	September 19, 2003
Mitchell K. Fogelman	and Chief Financial Officer

/s/ MICHAEL J. NORRING	Controller and Chief	September 19, 2003
Michael J. Norring	Accounting Officer

/s/ DAVID M. ANTONINI	Director	September 19, 2003
David M. Antonini

/s/ JOHN P. CUNNINGHAM	Director	September 19, 2003
John P. Cunningham

/s/ ALEXANDER L. DEAN	Director	September 19, 2003
Alexander L. Dean

/s/ JOEL F. McINTYRE	Director	September 19, 2003
Joel F. McIntyre

REPORT OF INDEPENDENT AUDITORS ON
FINANCIAL STATEMENT SCHEDULES

To the Board of Directors of

International Aluminum Corporation

Our audits of the consolidated financial statements referred to in our report dated August 22, 2003 appearing in the 2003 Annual Report to Shareholders of International Aluminum Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a)2 of this Form 10-K.  In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Los Angeles, California

August 22, 2003

F-1

INTERNATIONAL ALUMINUM CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For The Three Years Ended June 30, 2003

Description	Balance at Beginning of Year	Amounts Charged to Income	Amounts Written Off	Balance at End of Year

Reserves for doubtful accounts

2003	$1,092,000	$810,000	$518,000	$1,384,000

2002	775,000	865,000	548,000	1,092,000

2001	730,000	497,000	452,000	775,000

F-2