Form 10-Q
period 2003-09-30
INTERNATIONAL ALUMINUM CORP
filed 2003-11-12
CIK 51103

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13
OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 30, 2003	Commission File Number 1-7256

INTERNATIONAL ALUMINUM CORPORATION

(Exact name of Registrant as specified in its charter)

California	95-2385235
(State of incorporation)	(I.R.S. Employer No.)

767 Monterey Pass Road Monterey Park, California 91754 (323) 264-1670 (Principal executive office)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

At November 3, 2003 there were 4,244,794 shares of Common Stock outstanding.

INTERNATIONAL ALUMINUM CORPORATION
AND SUBSIDIARIES

INDEX

PART I. Financial Information

Consolidated Balance Sheets - September 30, 2003 and June 30, 2003

Consolidated Statements of Income - three months ended September 30, 2003 and 2002

Consolidated Statements of Cash Flows - three months ended September 30, 2003 and 2002

Notes to Consolidated Financial Statements

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Signatures

Exhibits
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

PART I

INTERNATIONAL ALUMINUM CORPORATION
AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Unaudited	Audited
	Sept. 30, 2003	June 30, 2003
Assets

Current assets:
Cash and cash equivalents	$18,097,000	$12,570,000
Accounts receivable, net	33,285,000	34,336,000
Inventories	30,317,000	28,551,000
Prepaid expenses and deposits	2,722,000	2,583,000
Future income tax benefits	2,239,000	2,239,000

Total current assets	86,660,000	80,279,000

Property, plant and equipment, at cost	120,593,000	120,829,000
Accumulated depreciation	(69,930,000)	(68,999,000)

Net property, plant and equipment	50,663,000	51,830,000

Other assets:
Costs in excess of net assets of purchased businesses	604,000	605,000
Other	574,000	529,000

Total other assets	1,178,000	1,134,000

	$138,501,000	$133,243,000

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$11,248,000	$7,407,000
Accrued liabilities	9,767,000	9,054,000
Advances payable to banks	263,000	590,000
Income taxes payable	1,043,000	299,000

Total current liabilities	22,321,000	17,350,000

Deferred income taxes	6,357,000	6,357,000

Total liabilities	28,678,000	23,707,000

Shareholders’ equity	109,823,000	109,536,000

	$138,501,000	$133,243,000

See accompanying notes to consolidated financial statements.

Unaudited

INTERNATIONAL ALUMINUM CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended September 30,
	2003	2002

Net sales	$52,956,000	$49,144,000
Cost of sales	42,398,000	39,538,000
Gross profit	10,558,000	9,606,000
Selling, general and administrative expenses	7,955,000	8,160,000
Income from operations	2,603,000	1,446,000
Interest (income) expense, net	4,000	(1,000)
Income from continuing operations before income taxes	2,599,000	1,447,000
Provision for income taxes	1,061,000	535,000
Income from continuing operations	1,538,000	912,000
Income (loss) from discontinued operations	41,000	(213,000)
Net income	$1,579,000	$699,000

Earnings per share - Basic and Diluted:
Continuing operations	$.36	$.21
Discontinued operations	.01	(.05)
Total	$.37	$.16

Shares used to compute EPS:
Basic and Diluted	4,244,794	4,244,794

Cash dividends per share	$.30	$.30

See accompanying notes to consolidated financial statements.

Unaudited

INTERNATIONAL ALUMINUM CORPORATION
AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended September 30,
	2003	2002

Cash flows from operating activities:
Net income	$1,579,000	$699,000
Adjustments for noncash transactions:
Depreciation and amortization	1,654,000	1,735,000
Changes in assets and liabilities:
Receivables	1,047,000	(1,222,000)
Inventories	(1,769,000)	915,000
Prepaid expenses and deposits	(184,000)	135,000
Accounts payable	3,844,000	1,350,000
Accrued liabilities	713,000	267,000
Income taxes payable	743,000	273,000

Net cash provided by operating activities	7,627,000	4,152,000

Cash flows from investing activities:
Capital expenditures	(585,000)	(391,000)
Proceeds from sales of capital assets	85,000	2,497,000

Net cash provided by (used in) investing activities	(500,000)	2,106,000

Cash flows from financing activities:
Dividends paid to shareholders	(1,273,000)	(1,273,000)
Net borrowing under lines of credit	(326,000)	(333,000)

Net cash used in financing activities	(1,599,000)	(1,606,000)

Effect of exchange rate changes	(1,000)	(15,000)

Net change in cash and cash equivalents	5,527,000	4,637,000

Cash and cash equivalents at beginning of period	12,570,000	3,495,000

Cash and cash equivalents at end of period	$18,097,000	$8,132,000

See accompanying notes to consolidated financial statements.

Unaudited

INTERNATIONAL ALUMINUM CORPORATION
AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which consist solely of normal recurring adjustments unless otherwise disclosed) necessary to present fairly, in all material respects, its financial position as of September 30, 2003 and June 30, 2003, and the results of operations and cash flows for the three month periods ended September 30, 2003 and 2002.  The results of operations for the three month periods ended September 30, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

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

Comprehensive Income

Comprehensive income, defined as net income and other comprehensive income, for the first quarter ended September 30, 2003 and 2002 was $1,561,000 and $376,000, respectively.  Other comprehensive income includes foreign currency translation adjustments recorded directly in shareholders’ equity.

Balance Sheet Components	Sept. 30, 2003	June 30, 2003

Inventories, lower of FIFO Cost or Market
Raw materials	$25,216,000	$23,374,000
Work in process	596,000	430,000
Finished goods	4,505,000	4,747,000
	$30,317,000	$28,551,000

Shareholders’ Equity
Common stock	$4,765,000	$4,765,000
Paid-in capital	4,123,000	4,123,000
Retained earnings	99,882,000	99,576,000
Accumulated other comprehensive income	1,053,000	1,072,000
	$109,823,000	$109,536,000

Unaudited

Segment Information

The following presents the Company’s net sales, operating income and total assets by operating segment, reconciling to the Company’s totals.  All data presented in thousands of dollars.

	Three Months Ended September 30,
Net Sales:	2003	2002

Commercial	$23,820	$25,571
Residential	16,070	12,961
Aluminum Extrusion	24,893	21,114
Total Segments	64,783	59,646
Eliminations	(11,827)	(10,502)
Total	$52,956	$49,144

	Three Months Ended September 30,
Operating Income (Loss):	2003	2002

Commercial	$1,587	$2,433
Residential	2,873	1,162
Aluminum Extrusion	857	(121)
Total Segments	5,317	3,474
Eliminations	(491)	(60)
Corporate	(2,223)	(1,968)
Total	$2,603	$1,446

Total Assets:	Sept. 30, 2003	June 30, 2003

Commercial	$58,238	$59,397
Residential	24,937	25,135
Aluminum Extrusion	37,881	36,016
Total Segments	121,056	120,548
Corporate	17,445	12,695
Total	$138,501	$133,243

Unaudited

Discontinued Operations

During the fourth quarter of fiscal year 2003, the Company announced the closure of International Window-Colorado, a vinyl window and door subsidiary, which was a component of the Residential Products segment.  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company wrote-down the net assets of International Window-Colorado to their estimated net realizable value and reported International Window-Colorado’s results as discontinued operations.  Due primarily to favorable results experienced in selling a portion of International Window-Colorado’s equipment and inventory, the Company recognized a net gain in fiscal year 2004 which has also been classified as discontinued operations.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Significant Changes in Results of Operations

Net sales for the first quarter ended September 30, 2003 increased by $3,812,000 or 7.8% from the comparable quarter of the prior year. Sales of the Residential Products Group increased by $3,101,000 or 24.1%.  Low interest rates continue to stimulate demand from the new construction and home improvement markets.  Sales of the Aluminum Extrusion Group increased by $2,498,000 or 23.0%.  Net tonnage shipped, particularly in the area served by our Texas facility, increased by 22.5% compared to the same period last year. Although continuing to experience strong pressure on pricing, the Extrusion Group is benefiting from expanded geographic market penetration, particularly the area served by our Texas facility.  Sales of Commercial Products decreased by $1,787,000 or 7.0%.  This decrease reflects the continuing soft commercial construction market coupled with increased competitive conditions.

Cost of sales as a percentage of net sales was 80.1% for the quarter ended September 30, 2003 as opposed to 80.5% for the comparable prior year period. This marginal decrease is attributable to several somewhat offsetting factors. The Residential Products Group decreased their material, labor and overhead cost percentages compared to the prior year reflecting the substantially higher sales volume.  The Aluminum Extrusion Group also achieved decreased labor and overhead cost percentages due to production efficiencies gained from the higher tonnage output.  Partially offsetting these gains were increased material, labor and overhead cost percentages in the Commercial Products Group resulting from normal production costs being spread over significantly diminished sales in a highly competitive marketplace.

Unaudited

Selling, general and administrative expenses decreased by $205,000 from the prior year.  The decrease is mainly attributable to retrospective workers’ compensation policies, which provided income of $3,000 in the September 2003 quarter, compared to expense of $463,000 in the same period last year.  This swing results from anticipated refunds of previously expensed premiums due to favorable changes in actual and projected claim activity.  The decrease is partially offset by higher employment related costs.

The effective tax rate for the quarter ended September 30, 2003 was 40.8% whereas the comparable period of the prior year was 37.0%.  The lower prior year rate reflects benefits available for foreign losses.

Liquidity and Capital Resources

Working capital at September 30, 2003 stood at $64,339,000, an increase of $1,410,000 from June 30, 2003.  The ratio of current assets to current liabilities is currently 3.9 as compared to 4.6 as of the beginning of the year.

The Company’s projected net capital expenditures for fiscal 2004 and related financing remain unchanged from those described in the June 30, 2003 Annual Report.  The Company’s domestic line of credit remains unchanged from that described in the June 30, 2003 Annual Report to Shareholders.

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

Controls and Procedures

As of the end of the period covered by this report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”).  Based on this evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective.  There have been no significant changes in our internal controls or in other factors that could significantly affect internal control subsequent to the evaluation.

INTERNATIONAL ALUMINUM CORPORATION
AND SUBSIDIARIES

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Aluminum Corporation
(Registrant)

Date:	November 12, 2003	MITCHELL K. FOGELMAN
Mitchell K. Fogelman
Senior Vice President - Finance
(Principal Financial Officer)

Date:	November 12, 2003	MICHAEL J. NORRING
Michael J. Norring
Controller
(Principal Accounting Officer)