Form 10-Q/A
period 2003-03-31
INTERNATIONAL ALUMINUM CORP
filed 2004-02-10
CIK 51103

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
(Principal executive office)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐   No  ☒

At May 1, 2003 there were 4,244,794 shares of Common Stock outstanding.

INTERNATIONAL ALUMINUM CORPORATION
AND SUBSIDIARIES

Explanatory Note

As filed the original 10Q erroneously included a check mark in the YES box for accelerated filer.  The correct filing should indicate NO.  This amended 10Q corrects that error.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Aluminum Corporation
(Registrant)

Date:	February 10, 2004	/s/	MITCHELL K. FOGELMAN
Mitchell K. Fogelman
Senior Vice President – Finance
(Principal Financial Officer)

Date:	February 10, 2004	/s/	MICHAEL J. NORRING
Michael J. Norring
Controller
(Principal Accounting Officer)