Form 10-K/A
period 2003-06-30
INTERNATIONAL ALUMINUM CORP
filed 2004-02-10
CIK 51103

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒     No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).  Yes  ☐  No   ☒

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

INTERNATIONAL ALUMINUM CORPORATION
AND SUBSIDIARIES

Explanatory Note

As filed the original 10K erroneously included a check mark in the YES box for accelerated filer.  The correct filing should indicate NO.  This amended 10K corrects that error.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

INTERNATIONAL ALUMINUM CORPORATION

Date: February 10, 2004	By:	/s/	MITCHELL K. FOGELMAN
Mitchell K. Fogelman
Senior Vice President-Finance
and Chief Financial Officer