Form 10-Q
period 2003-12-31
INTERNATIONAL ALUMINUM CORP
filed 2004-02-13
CIK 51103

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13
OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended December 31, 2003	Commission File Number 1-7256

INTERNATIONAL ALUMINUM CORPORATION
(Exact name of Registrant as specified in its charter)

California	95-2385235
(State of incorporation)	(I.R.S. Employer No.)

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

At February 2, 2004 there were 4,244,794 shares of Common Stock outstanding.

INTERNATIONAL ALUMINUM CORPORATION

AND SUBSIDIARIES

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

International Aluminum Corporation
and Subsidiaries

Consolidated Balance Sheets

	Dec. 31, 2003 (Unaudited)	June 30, 2003
Assets

Current assets:
Cash and cash equivalents	$12,995,000	$12,570,000
Accounts receivable, net	33,665,000	34,336,000
Inventories	31,281,000	28,551,000
Prepaid expenses and deposits	3,496,000	2,583,000
Future income tax benefits	2,239,000	2,239,000

Total current assets	83,676,000	80,279,000

Property, plant and equipment, at cost	121,617,000	120,829,000
Accumulated depreciation	(70,614,000)	(68,999,000)

Net property, plant and equipment	51,003,000	51,830,000

Other assets:
Costs in excess of net assets of purchased businesses	621,000	605,000
Other	656,000	529,000

Total other assets	1,277,000	1,134,000

	$135,956,000	$133,243,000

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$8,851,000	$7,407,000
Accrued liabilities	9,749,000	9,054,000
Advances payable to banks	409,000	590,000
Income taxes payable	—	299,000

Total current liabilities	19,009,000	17,350,000

Deferred income taxes	6,357,000	6,357,000

Total liabilities	25,366,000	23,707,000

Shareholders’ equity	110,590,000	109,536,000

	$135,956,000	$133,243,000

See accompanying notes to consolidated financial statements.

Unaudited

International Aluminum Corporation
and Subsidiaries

Consolidated Statements of Income

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002

Net sales	$50,698,000	$45,784,000	$103,654,000	$94,928,000
Cost of sales	39,684,000	38,678,000	82,082,000	78,216,000
Gross profit	11,014,000	7,106,000	21,572,000	16,712,000
Selling, gen. and admin. expenses	8,468,000	5,756,000	16,423,000	13,916,000
Income from operations	2,546,000	1,350,000	5,149,000	2,796,000
Interest (income) expense, net	(19,000)	4,000	(15,000)	3,000
Income from continuing operations before income taxes	2,565,000	1,346,000	5,164,000	2,793,000
Provision for income taxes	1,003,000	507,000	2,064,000	1,042,000
Income from continuing operations	1,562,000	839,000	3,100,000	1,751,000
Income (loss) from discontinued operations	88,000	(177,000)	129,000	(390,000)

Net income	$1,650,000	$662,000	$3,229,000	$1,361,000

Basic and diluted EPS:
Continuing operations	$.37	$.20	$.73	$.41
Discontinued operations	.02	(.04)	.03	(.09)
Total	$.39	$.16	$.76	$.32

Shares used to compute EPS:
Basic and Diluted	4,244,794	4,244,794	4,244,794	4,244,794

Cash dividends per share	$.30	$.30	$.60	$.60

See accompanying notes to consolidated financial statements.

Unaudited

International Aluminum Corporation
and Subsidiaries

Consolidated Statements of Cash Flows

	Six Months Ended December 31,
	2003	2002

Cash flows from operating activities:
Net income	$3,229,000	$1,361,000
Adjustments for noncash transactions:
Depreciation and amortization	3,331,000	3,527,000
Gain on discontinued operations	—	(110,000)
Changes in assets and liabilities:
Receivables	761,000	1,134,000
Inventories	(2,656,000)	666,000
Prepaid expenses and deposits	(1,034,000)	(339,000)
Accounts payable	1,371,000	1,251,000
Accrued liabilities	689,000	201,000
Income taxes payable	(272,000)	(83,000)

Net cash provided by operating activities	5,419,000	7,608,000

Cash flows from investing activities:
Capital expenditures	(2,388,000)	(1,582,000)
Proceeds from sales of capital assets	126,000	2,710,000

Net cash provided by (used in) investing activities	(2,262,000)	1,128,000

Cash flows from financing activities:
Dividends paid to shareholders	(2,547,000)	(2,547,000)
Net borrowing under lines of credit	(204,000)	(156,000)

Net cash used in financing activities	(2,751,000)	(2,703,000)

Effect of exchange rate changes	19,000	(15,000)

Net change in cash and cash equivalents	425,000	6,018,000

Cash and cash equivalents at beginning of period	12,570,000	3,495,000

Cash and cash equivalents at end of period	$12,995,000	$9,513,000

See accompanying notes to consolidated financial statements.

Unaudited

International Aluminum Corporation

and Subsidiaries

Notes To Consolidated Financial Statements

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which consist solely of normal recurring adjustments unless otherwise disclosed) necessary to present fairly, in all material respects, its financial position as of December 31, 2003 and June 30, 2003, and the results of operations for the three and six month periods ended December 31, 2003 and 2002 and the cash flows for the six month periods ended December 31, 2003 and 2002.  The results of operations for the three and six month periods ended December 31, 2003 and 2002 are not necessarily indicative of the results to be expected for the full year.

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

Comprehensive Income

Comprehensive income, defined as net income and other comprehensive income, for the second quarters ended December 31, 2003 and 2002 was  $2,039,000 and $669,000, respectively.  Comprehensive income for the six months ended December 31, 2003 and 2002 was $3,600,000 and $1,045,000, respectively. Other comprehensive income includes foreign currency translation adjustments recorded directly in shareholders’ equity.

Balance Sheet Components	Dec. 31, 2003	June 30, 2003

Inventories, lower of FIFO Cost or Market
Raw materials	$25,765,000	$23,374,000
Work in process	764,000	430,000
Finished goods	4,752,000	4,747,000
	$31,281,000	$28,551,000

Shareholders’ Equity
Common stock	$4,765,000	$4,765,000
Paid-in capital	4,123,000	4,123,000
Retained earnings	100,258,000	99,576,000
Accumulated other comprehensive income	1,444,000	1,072,000
	$110,590,000	$109,536,000

Segment Information

The following presents the Company’s net sales, operating income and total assets by operating segment, reconciling to the Company’s totals.  All data presented in thousands of dollars.

Net Sales:	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002

Commercial	$24,347	$24,301	$48,167	$49,872
Residential	16,088	12,464	32,158	25,425
Aluminum Extrusion	23,372	21,327	48,265	42,441
Total Segments	63,807	58,092	128,590	117,738
Eliminations	(13,109)	(12,308)	(24,936)	(22,810)
Total	$50,698	$45,784	$103,654	$94,928

Operating Income (Loss):	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2002	2003	2002

Commercial	$1,957	$1,203	$3,544	$3,636
Residential	2,789	2,062	5,662	3,224
Aluminum Extrusion	(96)	496	761	375
Total Segments	4,650	3,761	9,967	7,235
Eliminations	137	(559)	(354)	(619)
Corporate	(2,241)	(1,852)	(4,464)	(3,820)
Total	$2,546	$1,350	$5,149	$2,796

Total Assets:	Dec. 31, 2003	June 30, 2003

Commercial	$60,035	$59,397
Residential	25,591	25,135
Aluminum Extrusion	36,108	36,016
Total Segments	121,734	120,548
Corporate	14,222	12,695
Total	$135,956	$133,243

Discontinued Operations

During the fourth quarter of fiscal year 2003, the Company announced the closure of International Window-Colorado, a vinyl window and door subsidiary, which was a component of the Residential Products segment.  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company wrote-down the net assets of International Window-Colorado to their estimated net realizable value and reported International Window-Colorado’s results as discontinued operations.  Due primarily to favorable results experienced in selling a portion of International Window-Colorado’s equipment and inventory and collection of accounts receivable balances, the Company recognized a net gain in fiscal year 2004 which has also been classified as discontinued operations.  The Company does not anticipate any further activity with respect to International Window-Colorado in the future.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Net sales increased by $4,914,000 or 10.7% for the quarter ended December 31, 2003 and by $8,726,000 or 9.2% for the six months then ended when compared with the respective prior year periods.  Sales of the Residential Products Group increased by $3,556,000 or 28.6% for the quarter and $6,658,000 or 26.3% for the six months compared to the same periods last year.  Low interest rates continue to stimulate new home construction and home improvement spending.  In addition, sales at our South Gate, California facility continue to improve due to increased customer confidence in product quality and customer service that had suffered during the prolonged strike in fiscal 2002.  New product development and new marketing and advertising programs have also contributed to the increase.  Sales of the Aluminum Extrusion Group increased by $1,397,000 or 15.1% for the quarter and $3,895,000 or 19.4% for the six months compared to the same periods last year.  Net tonnage shipped increased by 9.1% for the quarter and 16.2% year to date when compared to the same periods last year.  Although continuing to experience strong pressure on pricing, the Extrusion Group is benefiting from expanded geographic market penetration, particularly the area served by our Texas facility.  Partially offsetting these increases are decreases by the Commercial Products Group.  While sales for the current quarter were only slightly lower than the same period last year, sales for the current six-month period decreased $1,827,000 or 3.7% when compared to last year.  Although some geographic market areas experienced gains during the current quarter, the year to date decrease is reflective of the continuing soft commercial construction market coupled with increased competitive conditions.  Partially offsetting this decrease were increases from sales of newly developed product lines.

Cost of sales as a percentage of net sales was 78.3% for the quarter ended December 31, 2003 as opposed to 84.5% for the same period last year and for the six-month period was 79.2% compared to 82.4% for the same period last year.  All Groups were successful, to varying degrees, in either reducing or maintaining their cost of sales percentages for the current three-month period compared to last year and all Groups achieved reductions in their cost percentages over the current six-month period compared to last year.  The Residential Products Group decreased their material, labor and overhead cost percentages compared to the prior year reflecting production efficiencies attained from additional automation and the substantially higher sales volume. The Commercial Products Group achieved somewhat lower cost percentages as compared to last year mainly due to the prior year having higher than expected material costs for some major projects incurred at our U.S. Aluminum-Texas facility.  Labor and overhead cost percentages are relatively unchanged, as cost containment efforts have offset the effect of spreading these costs over diminished sales in a highly competitive marketplace.  The Aluminum Extrusion Group, while absorbing higher material costs compared to last year, achieved decreased labor and overhead cost percentages due to production efficiencies gained from the higher tonnage output, in spite of higher utility and tooling costs incurred at our Texas facility.

Selling, general and administrative expenses as a percentage of net sales was 16.7% for the quarter ended December 31, 2003 as opposed to 12.6% for the same period last year and for the six-month period was 15.8% compared to 14.7% for the same period last year.  A portion of the increase during the year reflects increased employment, outside sales representation and promotional costs.  During the prior year, income relating to retrospective workers’ compensation policies totaling $1,134,000 and $716,000 was recorded for the three and six-month periods respectively, compared to additional expense of $137,000 and $134,000 being recorded in the comparable periods of the current year.

The effective tax rate for the six months ended December 31, 2003 was 40.0% whereas the comparable period of the prior year was 37.3%.  The lower prior year rate reflects benefits available for foreign losses.

Liquidity and Capital Resources

Working capital at December 31, 2003 stood at $64,667,000, an increase of $1,738,000 from June 30, 2003.  The ratio of current assets to current liabilities is currently 4.4 as compared to 4.6 as of the beginning of the year.

The Company’s projected net capital expenditures for fiscal 2004 and related financing remain unchanged from those described in the June 30, 2003 Annual Report.  The Company’s domestic line of credit remains unchanged from that described in the June 30, 2003 Annual Report to Shareholders.

Recent Accounting Pronouncements

The Company will not be affected by any recent pronouncements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Fluctuating foreign exchange rates may impact the Company’s earnings.  The Company’s foreign exchange exposure is related to activities associated with its Canadian subsidiaries.  The Company does not attempt to manage these risks by entering into forward exchange contracts.

Item 4.  Controls and Procedures.

As of the end of the period covered by this report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”).  Based on this evaluation, our management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective in causing material company information to be recorded, processed, summarized and reported to our management on a timely basis to insure that the quality and timeliness of the Company’s public disclosures complies with its Securities and Exchange Commission disclosure obligations.

There have been no significant changes in our internal controls or in other factors that could significantly affect internal control subsequent to the evaluation.

PART II - OTHER INFORMATION

Item 4.            Submission of Matters to a Vote of Security Holders.

On October 30, 2003, the Company held its 2003 Annual Shareholders Meeting.  Shareholders voted proxies representing 4,055,666 shares, which was 95.5% of the 4,244,794 shares outstanding on the record date.  The proposed slate of directors was elected with 3,909,390 shares and the selected independent auditors were ratified with 4,013,072 shares.

Item 6.            Exhibits and Reports on Form 8-K.

(a)           Exhibits:

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)           Reports on Form 8-K:

Date of Report	Item Reported

November 12, 2003	Press release issued announcing the Company’s first quarter fiscal year 2004 earnings results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

International Aluminum Corporation
(Registrant)

Date:	February 11, 2004	/s/ MITCHELL K. FOGELMAN
Mitchell K. Fogelman
Senior Vice President - Finance
(Principal Financial Officer)

Date:	February 11, 2004	/s/ MICHAEL J. NORRING
Michael J. Norring
Controller
(Principal Accounting Officer)