Form 10-Q
period 2004-03-31
INTERNATIONAL ALUMINUM CORP
filed 2004-05-12
CIK 51103

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13
OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended March 31, 2004

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

At May 3, 2004 there were 4,244,794 shares of Common Stock outstanding.

INTERNATIONAL ALUMINUM CORPORATION

AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

International Aluminum Corporation

and Subsidiaries

Consolidated Balance Sheets

	Mar. 31, 2004	June 30, 2003
	(Unaudited)
Assets

Current assets:
Cash and cash equivalents	$15,245,000	$12,570,000
Accounts receivable, net	34,129,000	34,336,000
Inventories	31,975,000	28,551,000
Prepaid expenses and deposits	2,483,000	2,583,000
Future income tax benefits	2,239,000	2,239,000

Total current assets	86,071,000	80,279,000

Property, plant and equipment, at cost	121,700,000	120,829,000
Accumulated depreciation	(71,814,000)	(68,999,000)

Net property, plant and equipment	49,886,000	51,830,000

Other assets:
Costs in excess of net assets of purchased businesses	616,000	605,000
Other	718,000	529,000

Total other assets	1,334,000	1,134,000

	$137,291,000	$133,243,000

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$9,189,000	$7,407,000
Accrued liabilities	11,205,000	9,054,000
Advances payable to banks	480,000	590,000
Income taxes payable	—	299,000

Total current liabilities	20,874,000	17,350,000

Deferred income taxes	6,357,000	6,357,000

Total liabilities	27,231,000	23,707,000

Shareholders’ equity	110,060,000	109,536,000

	$137,291,000	$133,243,000

See accompanying notes to consolidated financial statements.

Unaudited

International Aluminum Corporation

and Subsidiaries

Consolidated Statements of Income

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003

Net sales	$50,064,000	$47,648,000	$153,718,000	$142,576,000
Cost of sales	40,591,000	38,545,000	122,673,000	116,761,000
Gross profit	9,473,000	9,103,000	31,045,000	25,815,000
Selling, gen. and admin. expenses	8,067,000	7,296,000	24,490,000	21,212,000
Income from operations	1,406,000	1,807,000	6,555,000	4,603,000
Interest (income) expense, net	(9,000)	6,000	(24,000)	9,000
Income from continuing operations before income taxes	1,415,000	1,801,000	6,579,000	4,594,000
Provision for income taxes	560,000	672,000	2,624,000	1,714,000
Income from continuing operations	855,000	1,129,000	3,955,000	2,880,000
Income (loss) from discontinued operations	—	(222,000)	129,000	(612,000)

Net income	$855,000	$907,000	$4,084,000	$2,268,000

Basic and diluted EPS:
Continuing operations	$.20	$.27	$.93	$.68
Discontinued operations	—	(.06)	.03	(.15)
Total	$.20	$.21	$.96	$.53

Shares used to compute EPS:
Basic	4,244,794	4,244,794	4,244,794	4,244,794
Diluted	4,251,235	4,244,794	4,246,941	4,244,794

Cash dividends per share	$.30	$.30	$.90	$.90

See accompanying notes to consolidated financial statements.

International Aluminum Corporation

and Subsidiaries

Consolidated Statements of Cash Flows

	Nine Months Ended March 31,
	2004	2003

Cash flows from operating activities:
Net income	$4,084,000	$2,268,000
Adjustments for noncash transactions:
Depreciation and amortization	4,930,000	5,266,000
Gain on discontinued operations	—	(110,000)
Changes in assets and liabilities:
Receivables	270,000	(2,545,000)
Inventories	(3,372,000)	426,000
Prepaid expenses and deposits	(86,000)	292,000
Accounts payable	1,731,000	1,562,000
Accrued liabilities	2,182,000	739,000
Income taxes payable	(280,000)	(89,000)

Net cash provided by operating activities	9,459,000	7,809,000

Cash flows from investing activities:
Capital expenditures	(3,031,000)	(2,505,000)
Proceeds from sales of capital assets	180,000	2,786,000

Net cash provided by (used in) investing activities	(2,851,000)	281,000

Cash flows from financing activities:
Dividends paid to shareholders	(3,820,000)	(3,820,000)
Net borrowing under lines of credit	(126,000)	(472,000)

Net cash used in financing activities	(3,946,000)	(4,292,000)

Effect of exchange rate changes	13,000	13,000

Net change in cash and cash equivalents	2,675,000	3,811,000

Cash and cash equivalents at beginning of period	12,570,000	3,495,000

Cash and cash equivalents at end of period	$15,245,000	$7,306,000

See accompanying notes to consolidated financial statements.

International Aluminum Corporation

and Subsidiaries

Notes To Consolidated Financial Statements

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which consist solely of normal recurring adjustments unless otherwise disclosed) necessary to present fairly, in all material respects, its financial position as of March 31, 2004 and June 30, 2003, and the results of operations for the three and nine month periods ended March 31, 2004 and 2003 and the cash flows for the nine month periods ended March 31, 2004 and 2003.  The results of operations for the three and nine month periods ended March 31, 2004 and 2003 are not necessarily indicative of the results to be expected for the full year.

The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, in the United States of America, have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K.

Comprehensive Income

Comprehensive income, defined as net income and other comprehensive income, for the third quarters ended March 31, 2004 and 2003 was  $744,000 and $1,504,000, respectively.  Comprehensive income for the nine months ended March 31, 2004 and 2003 was $4,344,000 and $2,549,000, respectively. Other comprehensive income includes foreign currency translation adjustments recorded directly in shareholders’ equity.

Balance Sheet Components	Mar. 31, 2004	June 30, 2003

Inventories, lower of FIFO Cost or Market
Raw materials	$26,664,000	$23,374,000
Work in process	817,000	430,000
Finished goods	4,494,000	4,747,000
	$31,975,000	$28,551,000

Shareholders’ Equity
Common stock	$4,765,000	$4,765,000
Paid-in capital	4,123,000	4,123,000
Retained earnings	99,840,000	99,576,000
Accumulated other comprehensive income	1,332,000	1,072,000
	$110,060,000	$109,536,000

Segment Information

The following presents the Company’s net sales, operating income and total assets by operating segment, reconciling to the Company’s totals.  All data presented in thousands of dollars.

Net Sales:	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003

Commercial	$23,817	$24,487	$71,984	$74,359
Residential	15,403	13,370	47,561	38,795
Aluminum Extrusion	22,259	19,632	70,524	62,073
Total Segments	61,479	57,489	190,069	175,227
Eliminations	(11,415)	(9,841)	(36,351)	(32,651)
Total	$50,064	$47,648	$153,718	$142,576

Operating Income (Loss):	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2003	2004	2003

Commercial	$1,231	$1,675	$4,775	$5,311
Residential	2,336	2,133	7,998	5,357
Aluminum Extrusion	(290)	(317)	471	58
Total Segments	3,277	3,491	13,244	10,726
Eliminations	308	284	(46)	(335)
Corporate	(2,179)	(1,968)	(6,643)	(5,788)
Total	$1,406	$1,807	$6,555	$4,603

Total Assets:	Mar. 31, 2004	June 30, 2003

Commercial	$59,704	$59,397
Residential	25,704	25,135
Aluminum Extrusion	35,669	36,016
Total Segments	121,077	120,548
Corporate	16,214	12,695
Total	$137,291	$133,243

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

Item 2.             Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

Net sales increased by $2,416,000 or 5.1% for the quarter ended March 31, 2004 and by $11,142,000 or 7.8% for the nine months then ended when compared with the respective prior year periods.  Sales of the Residential Products Group increased by $1,950,000 or 14.6% for the quarter and $8,607,000 or 22.3% for the nine months compared to the same periods last year.  Low interest rates and increased consumer confidence continue to stimulate new home construction, resales of existing homes and home improvement spending.  In addition, sales at our South Gate, California facility continue to improve due to increased customer confidence in product quality and customer service that had suffered during the prolonged strike in fiscal 2002.  New product development and new marketing and advertising programs have also contributed to the increase.  Sales of the Aluminum Extrusion Group increased by $1,223,000 or 12.3% for the quarter and $5,119,000 or 17.0% for the nine months compared to the same periods last year. Net tonnage shipped increased by 8.3% for the quarter and 13.6% year to date when compared to the same periods last year.  The Extrusion Group continues to benefit from expanded geographic market penetration, particularly the area served by our Texas facility.  Still subject to a highly competitive market, the Group increased sales prices this quarter commensurate with the increased cost of aluminum. Partially offsetting these increases are decreases by the Commercial Products Group, wherein sales for the current quarter decreased by $757,000 or 3.1% and $2,584,000 or 3.5% for the nine months compared to the same periods last year. Although some geographic market areas experienced gains during the current quarter, the year to date decrease is reflective of the continuing soft commercial construction market coupled with increased competitive conditions. Increases from sales of newly developed product lines have somewhat offset the overall declines for this Group.

Cost of sales as a percentage of net sales was 81.1% for the quarter ended March 31, 2004 as opposed to 80.9% for the same period last year and for the nine-month period was 79.8% compared to 81.9% for the same period last year.  Although cost of sales percentages for all Groups was relatively flat for the current three-month period compared to last year, all Groups achieved reductions, to varying degrees, in their cost percentages during the current nine-month period compared to last year.  The Residential Products Group experienced decreased material, labor and overhead cost percentages compared to the prior year reflecting production efficiencies attained from additional automation and the substantially higher sales volume.  The Commercial Products Group achieved somewhat lower cost percentages as compared to last year mainly due to the prior year having unusually high material costs for some major projects at the U.S. Aluminum-Texas facility.  Labor and overhead cost percentages were relatively unchanged, as cost containment efforts have offset the effect of spreading these costs over diminished sales in a highly competitive marketplace.  While absorbing higher material costs compared to last year, the Aluminum Extrusion Group incurred decreased labor and overhead cost percentages due to production efficiencies resulting from the higher tonnage output.

Selling, general and administrative expenses as a percentage of net sales were 16.1% for the quarter ended March 31, 2004 as opposed to 15.3% for the same period last year and were 15.9% for the nine-month period compared to 14.9% for the same period last year.  A portion of the increase during the year reflects increased employment, sales representation and promotional costs.  During fiscal 2003, income relating to retrospective workers’ compensation policies totaled $183,000 and $900,000 for the three and nine-month periods, respectively, compared to income of $124,000 and additional expense of $10,000 for the comparable periods of the current year.

The effective tax rate for the nine months ended March 31, 2004 was 39.9% whereas the comparable period of the prior year was 37.3%.  The lower prior year rate reflects benefits available for foreign losses.

Liquidity and Capital Resources

Working capital at March 31, 2004 stood at $65,197,000, an increase of $2,268,000 from June 30, 2003.  The ratio of current assets to current liabilities is currently 4.1 as compared to 4.6 as of the beginning of the year.

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

(b)               Reports on Form 8-K:

Date of Report	Item Reported

February 12, 2004	Press release issued announcing the Company’s second quarter fiscal year 2004 earnings results.

February 18, 2004	Press release issued announcing the retention of The Seidler Companies Inc., Investment Bankers, as its financial advisors to assist in efforts to maximize shareholder value.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

International Aluminum Corporation
(Registrant)

Date:	May 12, 2004	MITCHELL K. FOGELMAN
Mitchell K. Fogelman
Senior Vice President – Finance
(Principal Financial Officer)

Date:	May 12, 2004	MICHAEL J. NORRING
Michael J. Norring
Controller
(Principal Accounting Officer)