Form 10-K
period 2004-06-30
INTERNATIONAL ALUMINUM CORP
filed 2004-09-23
CIK 51103

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2004	Commission File Number 1-7256

INTERNATIONAL ALUMINUM CORPORATION

(Exact name of Registrant as specified in its charter)

California	95-2385235
(Incorporation)	(I.R.S. Employer No.)

767 Monterey Pass Road Monterey Park, California 91754 (323) 264-1670
(Principal executive office)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Names of Exchanges on Which Registered
Common Stock ($1.00 Par Value)	New York Stock Exchange

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

At September 8, 2004 there were 4,244,794 shares of Registrant’s Common Stock outstanding.  The aggregate market value of shares held by non-affiliates was $68,562,242 based on the New York Stock Exchange composite closing price on that date.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant’s Annual Report to Shareholders for fiscal year ended June 30, 2004 is incorporated by reference into Parts I and II.

Registrant’s Proxy Statement dated September 20, 2004 for the Annual Meeting of Shareholders to be held on October 28, 2004, other than the Stock Performance Graph, the Compensation Committee Report, and the Audit Committee Report, is incorporated by reference into Parts III and IV.

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

b.     INDUSTRY SEGMENTS, LINES OF BUSINESS AND CLASSES OF PRODUCTS

This information is included on pages 4 and 18 of the Registrant’s 2004 Annual Report to Shareholders and is hereby incorporated by reference.

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

Aluminum extrusions produced by the Company are used in fabricating substantially all of its other aluminum products. During fiscal 2004, approximately 51% of extrusions produced were sold to non-affiliated customers with the balance utilized by International Aluminum Corporation subsidiaries.  The Company furnishes design services to assist its customers in developing or better utilizing custom extrusions.

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

No customer accounted for more than 5% of net sales in 2004, and no material part of the business is dependent upon a single customer or a few customers, the loss of any one or more of whom would have a materially adverse effect on the business of the Company.  The Company does business on a current basis and has no significant backlog of unfilled firm orders.

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

Employees

As of June 30, 2004, the Company had approximately 1,500 full-time employees.  Management believes that the Company’s employee relations are good.

Patents

The Company has no material patents, either issued or pending, and is not a party to any significant licensing agreements.

Competition

The Company’s business is highly competitive. Competition in all product lines is on the basis of price, service and product quality.  The manner and extent of such competition depends on the product being marketed and the relevant marketing area.  The Company faces competition primarily from numerous fabricators. Several of the Company’s major competitors in selling commercial products and aluminum extrusions are substantially larger, more diversified and have greater resources than the Company.

Expansion of its product lines may result in the Company competing with certain of its present customers.  While the Company cannot accurately predict the effect, if any, that such development would have on its business, the Company anticipates no material adverse effect.

Since a substantial portion of the Company’s business is connected with residential and commercial building construction, any significant decrease in new or remodeling construction could adversely affect the Company’s revenues.  Experience has shown that high interest rates for construction financing, residential mortgage and home improvement loans may adversely affect the Company’s revenues.

Government Regulation

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

The Company is subject to various federal and state labor laws which govern its relationship with employees, including with regard to minimum wage requirements, overtime pay and other working conditions.  Significant new government-imposed increases in minimum wage rates, paid leave of absence or mandated health benefits could have an adverse effect on our results of operations.

d.             FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

The information concerning income before taxes of foreign and domestic operations for fiscal years 2004, 2003 and 2002 is set forth in Note 9 to the consolidated financial statements included on page 17 of the Company’s 2004 Annual Report incorporated herein by reference.  There is no other significant related information regarding foreign operations.

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

(L)   Indicates leased premises.

Of the 1,754,000 square feet exhibited above, 1,546,000 square feet are owned by the Company.  The balance of 208,000 square feet is leased under agreements expiring at various dates.  The Company believes that its facilities are adequate for its current and anticipated future levels of operations.

ITEM 3.  LEGAL PROCEEDINGS

The Company has litigation pending arising from the usual conduct of its business, none of which is expected to have any material effect on the Company’s financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters have been submitted to a vote of security holders that are required to be reported under the instructions to this item.

PART II

ITEM 5.  MARKET FOR THE REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The market and dividend information is included on pages 8 and 20 of the Company’s 2004 Annual Report to Shareholders and is incorporated herein by reference.

There are no restrictions of future cash dividends.

There were approximately 350 shareholders of record of the Company’s common stock at June 30, 2004.

ITEM 6.  SELECTED FINANCIAL DATA

Selected financial data pertaining to the Company for the last five years is set forth on page 4 of the Company’s 2004 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information is set forth on pages 2 through 7 of the Company’s 2004 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 9A.  CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) and 15d-15(e)) that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer (“CEO”), Chief Operating Officer (“COO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding the required disclosure.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Within 90 days prior to the filing date of this report, a review was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”), Chief Operating Officer (“COO”) and the Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures.  Based on that review, the Company’s management, including the CEO, COO and CFO, concluded that the Company’s disclosure controls and procedures were effective.  There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the completion of their review.

ITEM 9B.  OTHER INFORMATION

Inapplicable

PART III

The information required under Part III is contained in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held October 28, 2004, which information is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following items are filed as part of this report:

(a)	1.	Financial Statements
		Consolidated Financial Statements (See Note):
		Balance sheets - June 30, 2004 and 2003
		Statements for the three years ended June 30, 2004 -
		Income
		Shareholders’ equity
		Cash flows
		Notes to consolidated financial statements
		Report of Independent Registered Public Accounting Firm

	2.	Financial Statement Schedules
		Report of Independent Registered Public Accounting Firm on Financial Statement Schedule
		Schedule for the three years ended June 30, 2004 -II Valuation and qualifying accounts

NOTE:            The consolidated financial statements referred to above are included in the 2004 Annual Report to Shareholders and are incorporated herein by reference.

3.             Exhibits

3.1 and 3.2  Articles of incorporation and by-laws.  This information is set forth as Exhibits 2.2 and 2.3 to the September 9, 1977 Registration Statement on Form S-7, and was amended by Proxy Statements dated September 26, 1978 and September 21, 1988 furnished to shareholders in connection with the related Annual Meeting of Shareholders held on October 26, 1978 and October 27, 1988, respectively.  These documents were filed by the Registrant with the Securities and Exchange Commission and are incorporated herein by reference.

13.1  Annual Report to Shareholders

14.1  Code of Business Conduct and Ethics as contained in Registrant’s Proxy Statement and incorporated herein by reference

14.2  Code of Ethics for Senior Executives and Senior Financial Officer as contained in Registrant’s Proxy Statement and incorporated herein by reference

21.1  Subsidiaries of the registrant

23.1  Consent of PricewaterhouseCoopers LLP

31.1  Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2  Certification of the Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3  Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1  Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2  Certification of the Chief Operating Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3  Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)           Reports on Form 8-K filed during the quarter ended June 30, 2004:

May 11, 2004 – Reporting the press release dated May 11, 2004 announcing financial results for the third quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL ALUMINUM CORPORATION

Date: September 21, 2004	By:	MITCHELL K. FOGELMAN
Mitchell K. Fogelman
Senior Vice President-Finance
and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

CORNELIUS C. VANDERSTAR	Chairman of the Board and	September 21, 2004
Cornelius C. Vanderstar	Chief Executive Officer

DAVID C. TREINEN	Director; President; Secretary	September 21, 2004
David C. Treinen	and Chief Operating Officer

RONALD L. RUDY	Director and Senior	September 21, 2004
Ronald L. Rudy	Vice President-Operations

MITCHELL K. FOGELMAN	Senior Vice President-Finance	September 21, 2004
Mitchell K. Fogelman	and Chief Financial Officer

MICHAEL J. NORRING	Controller and Chief	September 21, 2004
Michael J. Norring	Accounting Officer

DAVID M. ANTONINI	Director	September 21, 2004
David M. Antonini

JOHN P. CUNNINGHAM	Director	September 21, 2004
John P. Cunningham

ALEXANDER L. DEAN	Director	September 21, 2004
Alexander L. Dean

JOEL F. McINTYRE	Director	September 21, 2004
Joel F. McIntyre

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING

FIRM ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of

International Aluminum Corporation

Our audits of the consolidated financial statements referred to in our report dated August 19, 2004 appearing in the 2004 Annual Report to Shareholders of International Aluminum Corporation (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 15(a)2 of this Form 10-K.  In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Los Angeles, California

August 19, 2004

F-1

INTERNATIONAL ALUMINUM CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For The Three Years Ended June 30, 2004

Description	Balance at Beginning of Year	Amounts Charged to Income	Amounts Written Off	Balance at End of Year

Reserves for doubtful accounts

2004	$1,384,000	$446,000	$383,000	$1,447,000

2003	1,092,000	810,000	518,000	1,384,000

2002	775,000	865,000	548,000	1,092,000

F-2