Form 10-Q
period 2004-09-30
INTERNATIONAL ALUMINUM CORP
filed 2004-11-12
CIK 51103

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                                                                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

                                                                                          For quarter ended September 30, 2004

OR

☐                                                                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from ________ to ________

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

At November 3, 2004 there were 4,244,794 shares of Common Stock outstanding.

INTERNATIONAL ALUMINUM CORPORATION

AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Unaudited

Item 1.  Financial Statements.

International Aluminum Corporation

and Subsidiaries

Condensed Consolidated Balance Sheets

	Sept. 30, 2004	June 30, 2004
Assets

Current assets:
Cash and cash equivalents	$16,019,000	$15,964,000
Accounts receivable, net	39,937,000	39,030,000
Inventories	34,672,000	32,286,000
Prepaid expenses and deposits	2,057,000	1,864,000
Deferred income taxes	2,767,000	2,767,000

Total current assets	95,452,000	91,911,000

Property, plant and equipment, at cost	122,706,000	121,828,000
Accumulated depreciation	(74,800,000)	(73,227,000)

Net property, plant and equipment	47,906,000	48,601,000

Other assets:
Goodwill	632,000	609,000
Other	976,000	761,000

Total other assets	1,608,000	1,370,000
	$144,966,000	$141,882,000

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$11,503,000	$10,858,000
Accrued liabilities	11,285,000	11,903,000
Advances payable to banks	—	202,000
Income taxes payable	2,025,000	1,088,000

Total current liabilities	24,813,000	24,051,000

Deferred income taxes	6,625,000	6,625,000

Total liabilities	31,438,000	30,676,000

Shareholders’ equity	113,528,000	111,206,000

	$144,966,000	$141,882,000

See accompanying notes to condensed consolidated financial statements.

Unaudited

International Aluminum Corporation

and Subsidiaries

Condensed Consolidated Statements of Income

	Three Months Ended September 30,
	2004	2003
Net sales	$60,727,000	$52,956,000
Cost of sales	46,763,000	42,398,000
Gross profit	13,964,000	10,558,000
Selling, general and administrative expenses	8,986,000	7,955,000
Income from operations	4,978,000	2,603,000
Interest (income) expense, net	(6,000)	4,000
Income from continuing operations before income taxes	4,984,000	2,599,000
Provision for income taxes	1,950,000	1,061,000
Income from continuing operations	3,034,000	1,538,000
Income from discontinued operations	—	41,000
Net income	$3,034,000	$1,579,000

Earnings per share — Basic and Diluted:
Continuing operations	$.71	$.36
Discontinued operations	—	.01
Total	$.71	$.37

Shares used to compute EPS:
Basic	4,244,794	4,244,794
Diluted	4,247,953	4,244,794

Cash dividends per share	$.30	$.30

See accompanying notes to condensed consolidated financial statements.

Unaudited

International Aluminum Corporation

and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Three Months Ended September 30,

	2004	2003
Cash flows from operating activities:
Net income	$3,034,000	$1,579,000
Adjustments for noncash transactions:
Depreciation and amortization	1,594,000	1,654,000
Changes in assets and liabilities:
Accounts receivable	(725,000)	1,047,000
Inventories	(2,274,000)	(1,769,000)
Prepaid expenses and other	(398,000)	(184,000)
Accounts payable	485,000	3,844,000
Accrued liabilities	(630,000)	713,000
Income taxes payable	984,000	743,000

Net cash provided by operating activities	2,070,000	7,627,000

Cash flows from investing activities:
Capital expenditures	(593,000)	(585,000)
Proceeds from sales of capital assets	42,000	85,000

Net cash used in investing activities	(551,000)	(500,000)

Cash flows from financing activities:
Dividends paid to shareholders	(1,273,000)	(1,273,000)
Net repayments under lines of credit	(213,000)	(326,000)

Net cash used in financing activities	(1,486,000)	(1,599,000)

Effect of exchange rate changes	22,000	(1,000)

Net change in cash and cash equivalents	55,000	5,527,000

Cash and cash equivalents at beginning of period	15,964,000	12,570,000

Cash and cash equivalents at end of period	$16,019,000	$18,097,000

See accompanying notes to condensed consolidated financial statements.

Unaudited

International Aluminum Corporation

and Subsidiaries

Notes To Condensed Consolidated Financial Statements

Basis of Presentation

    In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which consist solely of normal recurring adjustments unless otherwise disclosed) necessary to present fairly, in all material respects, its financial position as of September 30, 2004 and June 30, 2004, and the results of operations and the cash flows for the three-month periods ended September 30, 2004 and 2003.  The results of operations for the three-month period ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

    The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, in the United States of America, have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K.

Comprehensive Income

    Comprehensive income, defined as net income and other comprehensive income, for the quarters ended September 30, 2004 and 2003 were $3,595,000 and $1,561,000, respectively.  Other comprehensive income includes foreign currency translation adjustments recorded directly in shareholders’ equity.

Balance Sheet Components	Sept. 30, 2004	June 30, 2004

Inventories, lower of FIFO Cost or Market
Raw materials	$28,826,000	$26,790,000
Work in process	395,000	553,000
Finished goods	5,451,000	4,943,000
	$34,672,000	$32,286,000
Shareholders’ Equity
Common stock	$4,765,000	$4,765,000
Paid-in capital	4,123,000	4,123,000
Retained earnings	102,901,000	101,140,000
Accumulated other comprehensive income	1,739,000	1,178,000
	$113,528,000	$111,206,000

Unaudited

Earnings Per Share

    Basic earnings per share is computed by dividing net income by the weighted average number of shares of common stock outstanding.  Diluted earnings per share is computed by dividing net income by the weighted-average common and potentially dilutive common equivalent shares outstanding determined as follows:

	Three Months Ended September 30,

	2004	2003
Weighted-average shares outstanding used to compute basic EPS	4,244,794	4,244,794
Incremental shares issuable upon the exercise of stock options	3,159	—
Shares used to compute diluted EPS	4,247,953	4,244,794

    Incremental shares issuable upon the assumed exercise of outstanding stock options are computed using the average market price during the related period.

Stock Based Compensation

    The Company granted stock options for the purchase of common stock to certain executive and managerial employees under the Company’s 1991 Stock Option Plan, whose expired granting authority has been transferred to the successor plan, the 2001 Stock Option Plan.  Options have an exercise price equal to the market price of the stock on the date of grant, a term of ten years and generally become exercisable over a five-year period.  The Company applies Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations in accounting for the plan.  Under APB No. 25, compensation cost, if any, is recognized over the respective vesting period based on the difference, if any, on the date of grant, between the fair value of the Company’s common stock and the exercise price.  All options issued have an exercise price equal to the fair value on the date of grant.  Accordingly, no compensation cost has been recognized for those stock options.  On December 31, 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, which amends SFAS No. 123, “Accounting for Stock-Based Compensation”.  SFAS No. 148’s transition guidance and provisions for disclosures are effective for fiscal years ending after December 15, 2002.  The Company did not adopt fair value accounting for employee stock options under SFAS No. 123 and SFAS No. 148.  There would have been no material change in reported net income and earnings per share had compensation cost been determined based on the fair value at the grant dates as prescribed by SFAS 123.

Unaudited

Segment Information

    The following presents the Company’s net sales, operating income and total assets by operating segment, reconciling to the Company’s totals.  All data presented in thousands of dollars.

Net Sales:	Three Months Ended September 30,

	2004	2003

Commercial	$30,209	$23,820
Residential	18,564	16,070
Aluminum Extrusion	27,042	24,893
Total Segments	75,815	64,783
Eliminations	(15,088)	(11,827)
Total	$60,727	$52,956

Operating Income:	Three Months Ended September 30,

	2004	2003

Commercial	$3,627	$1,587
Residential	3,102	2,873
Aluminum Extrusion	330	857
Total Segments	7,059	5,317
Eliminations	135	(491)
Corporate	(2,216)	(2,223)
Total	$4,978	$2,603

Total Assets:	Sept. 30, 2004	June 30, 2004

Commercial	$64,294	$60,922
Residential	26,201	27,105
Aluminum Extrusion	37,972	38,130
Total Segments	128,467	126,157
Corporate	16,499	15,725
Total	$144,966	$141,882

Unaudited

Discontinued Operations

    During the fourth quarter of fiscal year 2003, the Company announced the closure of International Window-Colorado, a vinyl window and door subsidiary, which was a component of the Residential Products segment.  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company wrote-down the net assets of International Window-Colorado to their estimated net realizable value and reported International Window-Colorado’s results as discontinued operations.  Due primarily to favorable results experienced in selling a portion of International Window-Colorado’s equipment and inventory and collection of accounts receivable balances, the Company recognized a net gain in fiscal year 2004 which was also classified as discontinued operations.  The Company does not anticipate any further activity with respect to International Window-Colorado in the future.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

    Net sales for the first quarter ended September 30, 2004 increased by $7,771,000 or 14.7% from the comparable quarter of the prior year.  Sales of the Commercial Products Group increased by $6,376,000 or 27.0%.  This gain reflects increased commercial construction activity together with increased sales prices and expanded geographic market penetration.  Sales of the Residential Products Group increased by $2,502,000 or 15.7%.  Low interest rates and prolonged consumer confidence continue to stimulate new home construction, resales of existing homes and home improvement spending.  New product development and aggressive promotional programs have also contributed to the increase.  Sales of the Aluminum Extrusion Group decreased by $1,107,000 or 8.3% when compared to last year.  Increases in selling prices were more than offset by a 16.9% decrease in net tonnage shipped, particularly in the area served by our Texas facility.  A combination of factors were responsible for these decreased shipments.  Severe weather conditions in the Southeast and Gulf states regions impacted delivery efforts at our Texas facility, as many customers opted to either delay or cancel orders. Additionally, excessive production equipment downtime hampered our ability to produce and ship product.  Reflecting the continued strong pressure on pricing, sales at our California facility decreased mainly as a result of some high volume customers switching to lower cost offshore suppliers.  Efforts are being made to replace the lost volume with new business.

Unaudited

    Cost of sales as a percentage of net sales was 77.0% for the quarter ended September 30, 2004 as compared to 80.1% for the same period last year.  This decrease is attributable to several factors.  The Commercial and Residential Products Groups achieved comparable or lower material, labor and overhead cost percentages as compared to last year mainly due to volume efficiencies as a result of the aforementioned sales increases.  Partially offsetting these gains were increased cost percentages in the Aluminum Extrusion Group, most notably at our California facility.  Due to the highly competitive marketplace, selling prices were increased directly in line with the increased cost of aluminum, resulting in increased material cost percentage and decreased labor and overhead cost percentages.  The improvement in the labor and overhead cost percentages were offset somewhat by decreased production efficiencies resulting from the lower volume.

    Selling, general and administrative expenses increased by $1,031,000 from the prior year, although as a percentage of net sales decreased to 14.8% as compared to 15.0% last year.  A portion of the increase, $368,000, reflects additional employment, sales representation and promotional costs related to the increase in sales. In addition, expense relating to retrospective workers’ compensation and general liability policies totaled $424,000 compared to income of $3,000 for the same period last year.  Included also in the prior year was a one-time energy rebate of $101,000 that served to partially offset overall expenses.

    The swing from net interest expense in the prior year quarter to net interest income in the current quarter resulted primarily from increased funds available for investment as well as from lower utilization of our foreign lines of credit.

    The effective tax rate for the three months ended September 30, 2004 was 39.1% as compared to 40.8% in the comparable period of the prior year.

Liquidity and Capital Resources

    Working capital at September 30, 2004 stood at $70,639,000, an increase of $2,779,000 from June 30, 2004.  The ratio of current assets to current liabilities was 3.8, which was unchanged from the beginning of the year.

    The Company’s projected net capital expenditures for fiscal 2005 and related financing remain unchanged from those described in the June 30, 2004 Annual Report to Shareholders.  The Company’s lines of credit also remain unchanged from those described in the June 30, 2004 Annual Report to Shareholders.

Recent Accounting Pronouncements

    Current and pending accounting pronouncements are not expected to have a significant impact on the Company’s results of operations or financial position.

Unaudited

Forward-Looking Information

    This report contains forward-looking statements with respect to the financial condition, results of operations and business of the Company.  Such items are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in such statements. The principal important risk factors and uncertainties include, but are not limited to, changes in general economic conditions, material prices, labor costs, interest rates, and other adverse changes in general economic conditions, consumer confidence, competition, currency exchange rates as they affect our Canadian operations, environmental factors, unanticipated legal proceedings, and conditions in the commercial and residential construction markets.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statements were made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

    Fluctuating foreign exchange rates may impact the Company’s earnings.  The Company’s foreign exchange exposure is related to activities associated with its Canadian subsidiaries.  The Company does not attempt to manage these risks by entering into forward exchange contracts, or otherwise.

Item 4.  Controls and Procedures.

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

    As of the end of the period covered by this report, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures under the supervision and with the participation of our CEO, COO and CFO.  Based on this evaluation, our management, including the CEO, COO and CFO, concluded that our disclosure controls and procedures were effective in causing material company information to be recorded, processed, summarized and reported to our management on a timely basis to insure that the quality and timeliness of the Company’s public disclosures complies with its Securities and Exchange Commission disclosure obligations.

    There have been no significant changes in our internal controls or in other factors that could significantly affect internal control subsequent to the evaluation.

PART II - OTHER INFORMATION

Item 6.  Exhibits.

(a)                                  Exhibits:

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Operating Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of the Chief Operating Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)                                 Reports on Form 8-K:

Date of Report	Item Reported

August 23, 2004	Press release issued announcing the Company’s financial results for the fourth quarter and fiscal year ended June 30, 2004, dividend declaration and other comments.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Aluminum Corporation
(Registrant)

Date:	November 9, 2004	/s/ MITCHELL K. FOGELMAN
Mitchell K. Fogelman
Senior Vice President — Finance
(Principal Financial Officer)

Date:	November 9, 2004	/s/ MICHAEL J. NORRING
Michael J. Norring
Controller
(Principal Accounting Officer)