Form 10-Q
period 2004-12-31
INTERNATIONAL ALUMINUM CORP
filed 2005-02-11
CIK 51103

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended December 31, 2004

OR

☐                                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                          TO

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

At February 3, 2005 there were 4,247,294 shares of common stock outstanding.

INTERNATIONAL ALUMINUM CORPORATION

AND SUBSIDIARIES

PART I – FINANCIAL INFORMATION

Unaudited

Item 1.  Financial Statements.

International Aluminum Corporation

and Subsidiaries

Condensed Consolidated Balance Sheets

	Dec. 31, 2004	June 30, 2004
Assets

Current assets:
Cash and cash equivalents	$7,976,000	$15,964,000
Accounts receivable, net	42,210,000	39,030,000
Inventories	39,174,000	32,286,000
Prepaid expenses and deposits	3,178,000	1,864,000
Deferred income taxes	2,767,000	2,767,000

Total current assets	95,305,000	91,911,000

Property, plant and equipment, at cost	122,846,000	121,828,000
Accumulated depreciation	(75,773,000)	(73,227,000)

Net property, plant and equipment	47,073,000	48,601,000

Other assets:
Goodwill	654,000	609,000
Other	1,343,000	761,000

Total other assets	1,997,000	1,370,000

	$144,375,000	$141,882,000

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$10,752,000	$10,858,000
Accrued liabilities	11,436,000	11,903,000
Advances payable to banks	—	202,000
Income taxes payable	—	1,088,000

Total current liabilities	22,188,000	24,051,000

Deferred income taxes	6,625,000	6,625,000

Total liabilities	28,813,000	30,676,000

Shareholders’ equity	115,562,000	111,206,000

	$144,375,000	$141,882,000

See accompanying notes to condensed consolidated financial statements.

Unaudited

International Aluminum Corporation

and Subsidiaries

Condensed Consolidated Statements of Income

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003

Net sales	$61,759,000	$50,698,000	$122,486,000	$103,654,000
Cost of sales	48,057,000	39,684,000	94,820,000	82,082,000
Gross profit	13,702,000	11,014,000	27,666,000	21,572,000
Selling, gen. and admin. expenses	9,195,000	8,468,000	18,181,000	16,423,000
Income from operations	4,507,000	2,546,000	9,485,000	5,149,000
Interest (income) expense, net	(34,000)	(19,000)	(40,000)	(15,000)
Income from continuing operations before income taxes	4,541,000	2,565,000	9,525,000	5,164,000
Provision for income taxes	1,750,000	1,003,000	3,700,000	2,064,000
Income from continuing operations	2,791,000	1,562,000	5,825,000	3,100,000
Income from discontinued operations	—	88,000	—	129,000

Net income	$2,791,000	$1,650,000	$5,825,000	$3,229,000

Basic and diluted EPS:
Continuing operations	$.66	$.37	$1.37	$.73
Discontinued operations	—	.02	—	.03
Total	$.66	$.39	$1.37	$.76

Shares used to compute EPS:
Basic	4,244,794	4,244,794	4,244,794	4,244,794
Diluted	4,253,944	4,244,794	4,250,948	4,244,794

Cash dividends per share	$.30	$.30	$.60	$.60

See accompanying notes to condensed consolidated financial statements.

Unaudited

International Aluminum Corporation

and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Six Months Ended December 31,
	2004	2003

Cash flows from operating activities:
Net income	$5,825,000	$3,229,000
Adjustments for noncash transactions:
Depreciation and amortization	3,177,000	3,331,000
Changes in assets and liabilities:
Accounts receivable	(2,834,000)	761,000
Inventories	(6,674,000)	(2,656,000)
Prepaid expenses and other	(1,878,000)	(1,034,000)
Accounts payable	(413,000)	1,371,000
Accrued liabilities	(490,000)	689,000
Income taxes payable	(997,000)	(272,000)

Net cash (used in) provided by operating activities	(4,284,000)	5,419,000

Cash flows from investing activities:
Capital expenditures	(1,071,000)	(2,388,000)
Proceeds from sales of capital assets	95,000	126,000

Net cash used in investing activities	(976,000)	(2,262,000)

Cash flows from financing activities:
Dividends paid to shareholders	(2,547,000)	(2,547,000)
Net repayments under lines of credit	(224,000)	(204,000)

Net cash used in financing activities	(2,771,000)	(2,751,000)

Effect of exchange rate changes	43,000	19,000

Net change in cash and cash equivalents	(7,988,000)	425,000

Cash and cash equivalents at beginning of period	15,964,000	12,570,000

Cash and cash equivalents at end of period	$7,976,000	$12,995,000

See accompanying notes to condensed consolidated financial statements.

Unaudited

International Aluminum Corporation

and Subsidiaries

Notes To Condensed Consolidated Financial Statements

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which consist solely of normal recurring adjustments unless otherwise disclosed) necessary to present fairly, in all material respects, its financial position as of December 31, 2004 and June 30, 2004, and the results of operations and the cash flows for the six-month periods ended December 31, 2004 and 2003.  The results of operations for the six-month period ended December 31, 2004 are not necessarily indicative of the results to be expected for the full year.

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

Comprehensive Income

Comprehensive income, defined as net income and other comprehensive income, for the quarters ended December 31, 2004 and 2003 were $3,308,000 and $2,039,000, respectively.  Comprehensive income for the six months ended December 31, 2004 and 2003 were $6,904,000 and $3,600,000, respectively.  Other comprehensive income includes foreign currency translation adjustments recorded directly in shareholders’ equity.

Balance Sheet Components	Dec. 31, 2004	June 30, 2004

Inventories, lower of FIFO Cost or Market
Raw materials	$32,664,000	$26,790,000
Work in process	744,000	553,000
Finished goods	5,766,000	4,943,000
	$39,174,000	$32,286,000

Shareholders’ Equity
Common stock	$4,765,000	$4,765,000
Paid-in capital	4,123,000	4,123,000
Retained earnings	104,418,000	101,140,000
Accumulated other comprehensive income	2,256,000	1,178,000
	$115,562,000	$111,206,000

Unaudited

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding.  Diluted earnings per share is computed by dividing net income by the weighted-average common and potentially dilutive common equivalent shares outstanding determined as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003
Weighted-average shares outstanding used to compute basic EPS	4,244,794	4,244,794	4,244,794	4,244,794
Incremental shares issuable upon the exercise of stock options	9,150	—	6,154	—
Shares used to compute diluted EPS	4,253,944	4,244,794	4,250,948	4,244,794

Incremental shares issuable upon the assumed exercise of outstanding stock options are computed using the average market price during the related period. Excluded from diluted earnings per share for the second quarter of 2004 and 2003 and six months of 2004 and 2003, are 13,500, 108,000, 17,250 and 108,000, respectively, stock options because their inclusion would be anti-dilutive, since the option price was greater than the Company’s average common stock price for these periods.

Stock Based Compensation

The Company granted stock options for the purchase of common stock to certain executive and managerial employees under the Company’s 1991 Stock Option Plan, whose expired granting authority has been transferred to the successor plan, the 2001 Stock Option Plan.  Options have an exercise price equal to the market price of the stock on the date of grant, a term of ten years and become exercisable over a five-year period.  The Company applies Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations in accounting for the plan.  Under APB No. 25, compensation cost, if any, is recognized over the respective vesting period based on the difference, if any, on the date of grant, between the fair value of the Company’s common stock and the exercise price.  All options issued have an exercise price equal to the fair value on the date of grant.  Accordingly, no compensation cost has been recognized for those stock options.  On December 31, 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, which amends SFAS No. 123, “Accounting for Stock-Based Compensation”.  SFAS No. 148’s transition guidance and provisions for disclosures are effective for fiscal years ending after December 15, 2002.  The Company did not adopt fair value accounting for employee stock options under SFAS No. 123 and SFAS No. 148.  Since all outstanding stock awards are fixed stock options with no intrinsic value at the date of grant and were fully vested before the income statement periods presented, there would have been no change in reported net income and earnings per share had compensation cost been determined based on the fair value at the grant dates as prescribed by SFAS 123.

Unaudited

Segment Information

The Company’s operations are organized and managed by product type.  The Company currently operates in three segments of the building products industry:  Commercial Products, Residential Products and Aluminum Extrusions. The Company evaluates performance based on operating income or loss before any allocation of corporate overhead, interest or taxes.

The following presents the Company’s net sales, operating income and total assets by operating segment, reconciling to the Company’s totals.  All data presented in thousands of dollars.

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003

Net Sales:
Commercial	$31,652	$24,347	$61,861	$48,167
Residential	17,803	16,088	36,367	32,158
Aluminum Extrusion	29,775	23,372	56,817	48,265
Total Segments	79,230	63,807	155,045	128,590
Eliminations	(17,471)	(13,109)	(32,559)	(24,936)
Total	$61,759	$50,698	$122,486	$103,654

	Three Months Ended December 31,		Six Months Ended December 31,
	2004	2003	2004	2003

Operating Income:
Commercial	$3,577	$1,957	$7,204	$3,544
Residential	3,025	2,789	6,127	5,662
Aluminum Extrusion	521	(96)	851	761
Total Segments	7,123	4,650	14,182	9,967
Eliminations	(15)	137	120	(354)
Corporate	(2,601)	(2,241)	(4,817)	(4,464)
Total	$4,507	$2,546	$9,485	$5,149

	Dec. 31, 2004	June 30, 2004

Total Assets:
Commercial	$67,236	$60,922
Residential	24,720	27,105
Aluminum Extrusion	40,655	38,130
Total Segments	132,611	126,157
Corporate	11,764	15,725
Total	$144,375	$141,882

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

General Overview

Net sales increased $11,061,000 or 21.8% for the quarter ended December 31, 2004 and $18,832,000 or 18.2% for the six months then ended when compared with the respective prior year periods.  Cost of sales as a percentage of net sales was 77.8% for the quarter ended December 31, 2004 versus 78.3% for the same period last year and for the six-month period was 77.4% compared to 79.2% for the same period last year.  Selling, general and administrative expenses increased $727,000 for the current quarter and $1,758,000 for the year compared to the same periods last year, although as a percentage of net sales decreased to 14.9% for the quarter and 14.8% year to date compared to 16.7% and 15.8% for the comparable periods last year.

The Company includes product costs, inbound freight, purchasing, receiving, inspection, internal transfer, warehousing and other costs of the Company’s distribution network in cost of goods sold, thereby reducing gross profit by these amounts.  Cost of sales and gross profit as a percent of sales for the Company may not be comparable to those of other companies in our industry since other entities may record purchasing, warehousing and distribution costs as selling, general and administrative expense.

The contribution to these results by each segment is discussed below.

Commercial Products

Net sales of the Commercial Products Group increased $7,562,000 or 31.4% for the quarter and $13,938,000 or 29.4% for the six months compared to the same periods last year.  These gains reflect increased commercial construction activity together with increased sales prices and expanded geographic market penetration.  Cost of sales as a percentage of sales was 77.2% for the quarter ended December 31, 2004 versus 77.9% for the same period last year and for the six-month period was 76.8% compared to 79.1% for the same period last year. Although year to date material cost percentage remained relatively constant compared to the prior year six-month period, the current quarter was slightly higher reflecting the absorption of increased aluminum costs. Decreased labor and overhead cost percentages were achieved during the current quarter and year to date periods compared to the same periods last year due to volume efficiencies as a result of the aforementioned sales increases.  Selling, general and administrative expenses increased $225,000 for the current quarter

Unaudited

and $615,000 for the year compared to the same periods last year, although as a percentage of sales decreased to 11.5% for the quarter and 11.6% year to date compared to 14.0% and 13.6% for the comparable periods last year.  These increases reflect additional employment and sales representation costs of $407,000 for the quarter and $752,000 for the year related to the increase in sales and achievement of incentive compensation targets.  Partially offsetting these increases during the current year was income relating to retrospective workers’ compensation and general liability policies totaling $126,000 and $94,000 recorded for the three and six-month periods respectively, compared to additional expense of $136,000 and $151,000 incurred in the comparable periods of the prior year.

Residential Products

Net sales of the Residential Products Group increased $1,725,000 or 10.8% for the quarter and $4,228,000 or 13.2% for the six months compared to the same periods last year.  Low interest rates and sustained consumer confidence continue to stimulate new home construction, resales of existing homes and home improvement spending.  New product development and more aggressive promotional programs have also contributed to the increase.  Cost of sales as a percentage of sales was 70.8% for the quarter ended December 31, 2004 versus 70.0% for the same period last year and for the six-month period was 70.5% compared to 70.2% for the same period last year.  All components, material, labor and overhead, as a percentage of sales remained virtually unchanged from the respective prior year periods, as slight increases in material and labor cost percentages were mostly offset by declines in overhead cost percentages. Selling, general and administrative expenses remained relatively unchanged for the current quarter but increased $696,000 for the year compared to the same periods last year, although as a percentage of sales decreased to 12.1% for the quarter compared to 12.6% for the comparable quarter of the prior year but increased to 12.7% for the six-month period compared to 12.1% for the same period last year.  The year to date increase reflects increased costs of $575,000 for advertising, current year general liability insurance, and retrospective workers’ compensation and general liability policies.

Aluminum Extrusion

Net sales of the Aluminum Extrusion Group increased $1,774,000 or 16.6% for the quarter and $666,000 or 2.8% for the six months compared to the same periods last year.  During the current quarter the group benefited from an increase in selling prices along with a 4.4% increase in net tonnage shipped. However, for the six-month period, increased selling prices were offset by a 7.5% decrease in net tonnage shipped to outside customers, particularly in the area served by our Texas facility.  Cost of sales as a percentage of sales was 95.6% for the quarter ended December 31, 2004 compared to 97.1% for the same period last year and for the six-month period was relatively constant at 95.7% versus 95.3% for the comparable period last year.  Due to the highly competitive marketplace, selling prices were increased directly in line with the increased cost of aluminum, resulting in increased material cost percentages and decreased labor and overhead cost percentages for the current three and six-month periods.  Additionally, labor and overhead production efficiencies gained from higher total tonnage output, including intercompany customers, decreased labor and overhead cost percentages for the same periods. For the current quarter these gains more than offset increased material cost percentages but for the six-month period only partially offset the material cost percentage increase.  Selling, general and administrative expenses were relatively unchanged for the current quarter and six months compared to the same periods last year, although as a percentage of sales decreased to 2.7% for the quarter and 2.8% year to date compared to 3.3% and 3.1% for the comparable periods last year.

Unaudited

Corporate

General and administrative expenses increased $360,000 for the current quarter and $353,000 for the six months compared to the same periods last year, although as a percentage of consolidated net sales decreased to 4.2% for the quarter and 3.9% year to date compared to 4.4% and 4.3% for the comparable periods last year.  The three and six-month increases include a $210,000 charge for initial costs related to complying with the internal control sections of the Sarbanes-Oxley legislation.  The other additional costs for the current three and six-month periods were primarily incurred for employment, legal services, and retrospective workers’ compensation policies.

Income Taxes

The effective tax rate for the six months ended December 31, 2004 was 38.8% as compared to 40.0% in the comparable period of the prior year.

Liquidity and Capital Resources

Working capital at December 31, 2004 stood at $73,117,000, an increase of $5,257,000 from June 30, 2004.  The ratio of current assets to current liabilities was 4.3 as compared to 3.8 at the beginning of the year.

The Company projects net capital expenditures of $5,900,000 for fiscal 2005 for expansion of production capacity, as well as normal recurring capitalized replacement items.  The Company anticipates financing these expenditures through internal cash flow and cash reserves.  The Company’s lines of credit remain unchanged from those described in the June 30, 2004 Annual Report to Shareholders.

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

Unaudited

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Fluctuating foreign exchange rates and commodity pricing may impact our earnings.  Our foreign exchange exposure is related to activities associated with our Canadian subsidiaries.  We do not attempt to manage these risks by entering into forward exchange contracts, forward commodity delivery agreements or otherwise.

Item 4.  Controls and Procedures.

We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) that are designed to assure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”), Chief Operating Officer (“COO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures.

In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can provide reasonable assurance only of achieving the desired control objectives, and management necessarily is required to apply its judgment in weighting the costs and benefits of possible new or different controls and procedures.  Limitations are inherent in all control systems, so no evaluation of controls can provide absolute assurance that all control issues and any fraud within the company have been detected.

As required by Exchange Act Rule 13a-15(b), as of the end of the period covered by this report we carried out, under the supervision and with the participation of our CEO, COO and CFO, an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures.  Based on this evaluation, our CEO, COO and CFO concluded that, subject to the inherent limitations noted above, our disclosure controls and procedures were effective to provide reasonable assurance that material Company information is recorded, processed, summarized and reported to our management on a timely basis to ensure the quality and timeliness of our public disclosures.

In our evaluation above, we identified no changes during the period covered by this report that, individually or in the aggregate, materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

International Aluminum Corporation
(Registrant)

Date:	February 10, 2005	MITCHELL K. FOGELMAN
Mitchell K. Fogelman
Senior Vice President – Finance
(Principal Financial Officer)

Date:	February 10, 2005	MICHAEL J. NORRING
Michael J. Norring
Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS