Form 10-Q
period 2005-03-31
INTERNATIONAL ALUMINUM CORP
filed 2005-05-12
CIK 51103

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2005

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

At May 2, 2005, there were 4,267,730 shares of common stock outstanding.

INTERNATIONAL ALUMINUM CORPORATION

AND SUBSIDIARIES

PART I — FINANCIAL INFORMATION

Unaudited

Item 1.  Financial Statements.

International Aluminum Corporation

and Subsidiaries

Condensed Consolidated Balance Sheets

	March 31, 2005	June 30, 2004
Assets

Current assets:
Cash and cash equivalents	$10,207,000	$15,964,000
Accounts receivable, net	42,309,000	39,030,000
Inventories	44,771,000	32,286,000
Prepaid expenses and deposits	2,022,000	1,864,000
Deferred income taxes	2,767,000	2,767,000

Total current assets	102,076,000	91,911,000

Property, plant and equipment, at cost	123,376,000	121,828,000
Accumulated depreciation	(77,057,000)	(73,227,000)

Net property, plant and equipment	46,319,000	48,601,000

Other assets:
Goodwill	651,000	609,000
Other	1,311,000	761,000

Total other assets	1,962,000	1,370,000

	$150,357,000	$141,882,000

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$12,832,000	$10,858,000
Accrued liabilities	13,567,000	11,903,000
Advances payable to banks	—	202,000
Income taxes payable	—	1,088,000

Total current liabilities	26,399,000	24,051,000

Deferred income taxes	6,625,000	6,625,000

Total liabilities	33,024,000	30,676,000

Shareholders’ equity	117,333,000	111,206,000

	$150,357,000	$141,882,000

See accompanying notes to condensed consolidated financial statements.

Unaudited

International Aluminum Corporation

and Subsidiaries

Condensed Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004

Net sales	$62,088,000	$50,064,000	$184,574,000	$153,718,000
Cost of sales	48,194,000	40,591,000	143,014,000	122,673,000
Gross profit	13,894,000	9,473,000	41,560,000	31,045,000
Selling, gen. and admin. expenses	9,499,000	8,067,000	27,680,000	24,490,000
Income from operations	4,395,000	1,406,000	13,880,000	6,555,000
Interest (income), net	(16,000)	(9,000)	(56,000)	(24,000)
Income from continuing operations before income taxes	4,411,000	1,415,000	13,936,000	6,579,000
Provision for income taxes	1,680,000	560,000	5,380,000	2,624,000
Income from continuing operations	2,731,000	855,000	8,556,000	3,955,000
Income from discontinued operations	—	—	—	129,000

Net income	$2,731,000	$855,000	$8,556,000	$4,084,000

Basic and diluted EPS:
Continuing operations	$.64	$.20	$2.01	$.93
Discontinued operations	—	—	—	.03
Total	$.64	$.20	$2.01	$.96

Shares used to compute EPS:
Basic	4,252,403	4,244,794	4,247,838	4,244,794
Diluted	4,261,485	4,251,235	4,254,968	4,246,941

Cash dividends per share	$.30	$.30	$.90	$.90

See accompanying notes to condensed consolidated financial statements.

Unaudited

International Aluminum Corporation

and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	March 31,
	2005	2004

Cash flows from operating activities:
Net income	$8,556,000	$4,084,000
Adjustments for noncash transactions:
Depreciation and amortization	4,730,000	4,930,000
Changes in assets and liabilities:
Accounts receivable	(2,952,000)	270,000
Inventories	(12,285,000)	(3,372,000)
Prepaid expenses and other	(693,000)	(86,000)
Accounts payable	1,686,000	1,731,000
Accrued liabilities	1,642,000	2,182,000
Income taxes payable	(1,003,000)	(280,000)

Net cash (used in) provided by operating activities	(319,000)	9,459,000

Cash flows from investing activities:
Capital expenditures	(1,970,000)	(3,031,000)
Proceeds from sales of capital assets	153,000	180,000

Net cash used in investing activities	(1,817,000)	(2,851,000)

Cash flows from financing activities:
Dividends paid to shareholders	(3,826,000)	(3,820,000)
Exercise of stock options	388,000	—
Net repayments under lines of credit	(223,000)	(126,000)

Net cash used in financing activities	(3,661,000)	(3,946,000)

Effect of exchange rate changes	40,000	13,000

Net change in cash and cash equivalents	(5,757,000)	2,675,000

Cash and cash equivalents at beginning of period	15,964,000	12,570,000

Cash and cash equivalents at end of period	$10,207,000	$15,245,000

See accompanying notes to condensed consolidated financial statements.

Unaudited

International Aluminum Corporation

and Subsidiaries

Notes To Condensed Consolidated Financial Statements

Basis of Presentation

    In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which consist solely of normal recurring adjustments unless otherwise disclosed) necessary for fair statement, in all material respects, of its financial position as of March 31, 2005 and June 30, 2004, and the results of operations and the cash flows for the nine-month periods ended March 31, 2005 and 2004.  The results of operations for the nine-month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

    The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles, in the United States of America, have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading in any material respect. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K.

Comprehensive Income

    Comprehensive income, defined as net income and other comprehensive income, for the quarters ended March 31, 2005 and 2004 was $2,662,000 and $744,000, respectively.  Comprehensive income for the nine months ended March 31, 2005 and 2004 was $9,565,000 and $4,344,000, respectively.  Other comprehensive income includes foreign currency translation adjustments recorded directly in shareholders’ equity.

Balance Sheet Components	March 31, 2005	June 30, 2004

Inventories, lower of FIFO Cost or Market
Raw materials	$38,379,000	$26,790,000
Work in process	102,000	553,000
Finished goods	6,290,000	4,943,000
	$44,771,000	$32,286,000

Shareholders’ Equity
Common stock	$4,783,000	$4,765,000
Paid-in capital	4,493,000	4,123,000
Retained earnings	105,870,000	101,140,000
Accumulated other comprehensive income	2,187,000	1,178,000
	$117,333,000	$111,206,000

Unaudited

Earnings Per Share

    Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding during this period.  Diluted earnings per share is computed by dividing net income by the weighted-average common shares and potentially dilutive common equivalent shares outstanding, determined as follows:

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2005	2004	2005	2004
Weighted-average shares outstanding used to compute basic EPS	4,252,403	4,244,794	4,247,838	4,244,794
Incremental shares issuable upon the exercise of stock options	9,082	6,441	7,130	2,147

Shares used to compute diluted EPS	4,261,485	4,251,235	4,254,968	4,246,941

    Incremental shares issuable upon the assumed exercise of outstanding stock options are computed using the average market price of common stock during the period. The incremental shares for the third quarter of 2004 and nine months of 2005 and 2004 exclude 13,500, 11,500 and 76,500 stock option shares, respectively, because their inclusion would be anti-dilutive, since the option price was greater than the Company’s average common stock price for these periods.

Stock Based Compensation

    The Company granted stock options for the purchase of common stock to certain executive and managerial employees under the Company’s 2001 Stock Option Plan.  The options have an exercise price equal to the market price of the stock on the date of grant, a term of ten years and become exercisable in equal installments over a five-year period from the date of grant so long as the employees remain in the continuous employ of the company.  The Company applies Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations in accounting for stock options granted under the plan.  Under APB No. 25, compensation cost, if any, is recognized over the respective vesting period based on the difference, if any, on the date of grant, between the fair value of the Company’s common stock and the exercise price.  All options issued have an exercise price equal to the fair value on the date of grant.  Accordingly, no compensation cost has been recognized for those stock options.  On December 31, 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure”, which amends SFAS No. 123, “Accounting for Stock-Based Compensation”.  SFAS No. 148’s transition guidance and provisions for disclosures are effective for fiscal years ending after December 15, 2002. The Company did not adopt fair value accounting for employee stock options under SFAS No. 123 and SFAS No. 148.  Since all outstanding stock awards are fixed stock options with no intrinsic value at the date of grant and were fully vested before the income statement periods presented, there would have been no change in reported net income and earnings per share had compensation cost been determined based on the fair value at the grant dates as prescribed by SFAS 123.

Unaudited

Segment Information

    The Company’s operations are organized and managed by product type.  The Company currently operates in three segments of the building products industry:  Commercial Products, Residential Products and Aluminum Extrusions. Eliminations include all significant intercompany transactions and accounts. The Company evaluates performance based on operating income or loss before any allocation of corporate overhead, interest or taxes.

    The following presents the Company’s net sales, operating income and total assets by operating segment, reconciling to the Company’s totals.  All data presented in thousands of dollars.

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
Net Sales:	2005	2004	2005	2004

Commercial	$31,390	$23,817	$93,251	$71,984
Residential	17,290	15,403	53,657	47,561
Aluminum Extrusion	28,992	22,259	85,809	70,524
Total Segments	77,672	61,479	232,717	190,069
Eliminations	(15,584)	(11,415)	(48,143)	(36,351)
Total	$62,088	$50,064	$184,574	$153,718

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
Operating Income:	2005	2004	2005	2004

Commercial	$3,573	$1,231	$10,777	$4,775
Residential	2,874	2,336	9,001	7,998
Aluminum Extrusion	361	(290)	1,212	471
Total Segments	6,808	3,277	20,990	13,244
Eliminations	(161)	308	(41)	(46)
Corporate	(2,252)	(2,179)	(7,069)	(6,643)
Total	$4,395	$1,406	$13,880	$6,555

	Mar. 31,	June 30,
Total Assets:	2005	2004

Commercial	$67,734	$60,922
Residential	24,762	27,105
Aluminum Extrusion	44,299	38,130
Total Segments	136,795	126,157
Corporate	13,562	15,725
Total	$150,357	$141,882

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

Recent Accounting Pronouncements

    In March 2005, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47).  FIN 47 is an interpretation of FASB Statement No. 143, “Accounting for Asset Retirement Obligations” and clarifies (i) that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated and (ii) when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  Upon adoption in fiscal year 2006 we do not anticipate that FIN 47 will have a material impact on our financial statements.

    In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment”, which replaced SFAS No. 123 and superseded APB Opinion No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values in the first interim or annual period beginning after June 15, 2005.  The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition.  As previously disclosed in the Stock Based Compensation note, we do not believe the adoption of SFAS 123R will have an impact on our financial statements.

    The American Jobs Creation Act of 2004 (the “Act”) was signed into law on October 22, 2004.  The Act contains numerous changes to U.S. tax law, both temporary and permanent in nature, including a potential tax deduction with respect to certain qualified domestic manufacturing activities, changes in the carryback and carryforward utilization periods for foreign tax credits and a dividend received deduction with respect to accumulated income earned abroad. The new law could potentially have an impact on our effective tax rate, future taxable income and cash and tax planning strategies, amongst other affects. In December 2004, the FASB issued Staff Position No. 109-1 (“FSP 109-1”), Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 and Staff Position No. 109-2 (“FSP 109-2”), Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. FSP 109-1 clarifies that the manufacturer’s tax deduction provided for under the AJCA should be accounted for as a special deduction in accordance with SFAS No. 109 and not as a tax rate reduction.  FSP 109-2 provides accounting and disclosure guidance for the repatriation of certain foreign earnings to a U.S. taxpayer as provided for in the AJCA.  We are currently in the process of evaluating the impact that the Act will have on our financial position and results of operations.

Unaudited

    In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (SFAS 151), which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material.  SFAS 151 will be effective for inventory costs incurred beginning July 1, 2005.  We do not believe the adoption of SFAS 151 will have a material impact on our financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

General Overview

    Net sales increased $12,024,000 or 24.0% for the quarter ended March 31, 2005 and $30,856,000 or 20.1% for the nine months then ended when compared with the respective prior year periods.  Cost of sales as a percentage of net sales was 77.6% for the quarter ended March 31, 2005 versus 81.1% for the same period last year and for the nine-month period was 77.5% compared to 79.8% for the same period last year.  Selling, general and administrative expenses increased $1,432,000 for the current quarter and $3,190,000 for the nine months compared to the same periods last year, although as a percentage of net sales decreased to 15.3% for the quarter and 15.0% year to date compared to 16.1% and 15.9% for the comparable periods last year.

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

Commercial Products

    Sales of the Commercial Products Group increased $7,601,000 or 32.2% for the quarter and $21,540,000 or 30.2% for the nine months compared to the same periods last year.  These gains reflect increased commercial construction activity together with increased sales prices and expanded geographic market penetration.  Cost of sales as a percentage of sales was 76.3% for the quarter ended March 31, 2005 versus 81.2% for the same period last year and for the nine-month period was 76.6% compared to 79.8% for the same period last year. Although it experienced higher aluminum costs, this group achieved decreased material, labor and overhead cost percentages during the quarter and nine months compared to the same periods last year mainly due to improved margins generated as a result of the substantially higher sales volume coupled with increased prices. Selling, general and administrative expenses increased $616,000 for the current quarter and $1,231,000 for the year compared to the same periods last year, although as a percentage of sales decreased to 12.3% for the quarter and 11.8% year to date compared to 13.6% for each of the comparable periods last year. These increased expenses reflect additional employment and sales representation costs of $565,000 for the quarter and $1,334,000 for the year related to the increase in sales and achievement of incentive compensation targets.  Partially offsetting the increase in expenses during the current year was $27,000 of income relating to retrospective workers’ compensation and general liability policies for the nine-month period compared to additional expense of $120,000 incurred in the comparable period of the prior year.

Unaudited

Residential Products

    Sales of the Residential Products Group increased $1,922,000 or 12.6% for the quarter and $6,149,000 or 13.0% for the nine months compared to the same periods last year.  Consumer demand continues to stimulate new home construction, resales of existing homes and home improvement spending in the areas served by this group.  New product development and more aggressive promotional programs have also contributed to the increase.  Cost of sales as a percentage of sales was 69.6% for the quarter ended March 31, 2005 versus 71.2% for the same period last year and for the nine-month period was 70.2% compared to 70.6% for the same period last year. Year-to-date material, labor and overhead cost percentages remained virtually unchanged from the prior year period. Selling, general and administrative expenses increased $285,000 for the current quarter and $982,000 for the nine months compared to the same periods last year, and as a percentage of sales increased slightly to 13.8% for the quarter and 13.0% year-to-date compared to 13.6% and 12.6% for the comparable periods last year. These increases reflect increased costs of $247,000 for the current quarter and $578,000 year-to-date for current year general liability insurance, and retrospective workers’ compensation and general liability policies.  The current year to date also includes an increase of $388,000 for employment and advertising costs.

Aluminum Extrusion

    Sales of the Aluminum Extrusion Group increased $2,501,000 or 22.3% for the quarter and $3,167,000 or 9.0% for the nine months compared to the same periods last year.  During the current quarter, the group benefited from an increase in selling prices along with a 3.0% increase in net tonnage shipped. However, for the nine-month period, increased selling prices were offset by a 4.2% decrease in net tonnage shipped to outside customers, particularly in the area served by our Texas facility.  Cost of sales as a percentage of sales was 95.3% for the quarter ended March 31, 2005 compared to 98.8% for the same period last year and for the nine-month period was 95.5% versus 96.4% for the comparable period last year.  Due to the highly competitive marketplace, selling prices were increased directly in line with the increased cost of aluminum, resulting in increased material cost percentages and decreased labor and overhead cost percentages for the current three and nine-month periods. Additionally, labor and overhead production efficiencies gained from higher total tonnage output, including intercompany customers, decreased labor and overhead cost percentages for the same periods.  These gains more than offset the increased material cost percentages.  Selling, general and administrative expenses increased $458,000 for the current quarter and $551,000 for the year compared to the same periods last year, and as a percentage of sales increased to 3.5% for the quarter and 3.0% year to date compared to 2.5% and 2.9% for the comparable periods last year.  These increases reflect increased costs of $377,000 for the current quarter and $551,000 year to date for retrospective workers’ compensation policies.

Corporate

    General and administrative expenses increased $73,000 for the current quarter and $426,000 for the nine months compared to the same periods last year, although as a percentage of consolidated net sales decreased to 3.6% for the quarter and 3.8% year to date compared to 4.4% and 4.3% for the comparable periods last year.  The quarterly and nine-month increases include charges of $310,000 and $520,000, respectively, for costs related to complying with the internal control requirements of the Sarbanes-Oxley legislation.  Additional costs of $140,000 were incurred during the current nine-month period primarily related to higher employment expense.  Partially offsetting these costs was a one-time recovery of $265,000 for current and prior year legal fees that was recorded in the current quarter as the result of a settlement.

Unaudited

Income Taxes

    The effective tax rate for the nine months ended March 31, 2005 was 38.6% as compared to 39.9% in the comparable period of the prior year.

Liquidity and Capital Resources

    Working capital at March 31, 2005 stood at $75,677,000, an increase of $7,817,000 from June 30, 2004.  The ratio of current assets to current liabilities was 3.9 as compared to 3.8 at the beginning of the year.

    The Company projects net capital expenditures of $5,900,000 for fiscal 2005 for expansion of production capacity, as well as normal recurring capitalized replacement items.  The Company anticipates financing these expenditures through internal cash flow and cash reserves.  The Company’s lines of credit remain unchanged from those described in the June 30, 2004 Annual Report to Shareholders.

Recent Accounting Pronouncements

    In March 2005, the Financial Accounting Standards Board (“FASB”) issued Financial Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (FIN 47).  FIN 47 is an interpretation of FASB Statement No. 143, “Accounting for Asset Retirement Obligations” and clarifies (i) that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated and (ii) when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  Upon adoption in fiscal year 2006 we do not anticipate that FIN 47 will have a material impact on our financial statements.

    In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment”, which replaced SFAS No. 123 and superseded APB Opinion No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values in the first interim or annual period beginning after June 15, 2005. The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition.  As previously disclosed in the Stock Based Compensation note, we do not believe the adoption of SFAS 123R will have an impact on our financial statements.

    The American Jobs Creation Act of 2004 (the “Act”) was signed into law on October 22, 2004.  The Act contains numerous changes to U.S. tax law, both temporary and permanent in nature, including a potential tax deduction with respect to certain qualified domestic manufacturing activities, changes in the carryback and carryforward utilization periods for foreign tax credits and a dividend received deduction with respect to accumulated income earned abroad. The new law could potentially have an impact on our effective tax rate, future taxable income and cash and tax planning strategies, amongst other affects. In December 2004, the FASB issued Staff Position No. 109-1 (“FSP 109-1”), Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 and Staff Position No. 109-2 (“FSP 109-2”), Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004. FSP 109-1 clarifies that the manufacturer’s tax deduction provided for under the AJCA should be accounted for as a special deduction in accordance with SFAS No. 109 and not as a tax rate reduction.  FSP 109-2 provides accounting and disclosure guidance for the repatriation of certain foreign earnings to a U.S. taxpayer as provided for in the AJCA.  We are currently in the process of evaluating the impact that the Act will have on our financial position and results of operations.

Unaudited

    In November 2004, the FASB issued SFAS No. 151, “Inventory Costs” (SFAS 151), which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material.  SFAS 151 will be effective for inventory costs incurred beginning July 1, 2005.  We do not believe the adoption of SFAS 151 will have a material impact on our financial statements.

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

Unaudited

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

    In our evaluation above, we identified no changes during the period covered by this report that, individually or in the aggregate, materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.  We may make changes in our internal control processes from time to time in the future.

    Section 404 of the Sarbanes-Oxley Act of 2002 and related SEC rules will require us to include an internal control report with our 2005 Annual Report on Form 10-K for the fiscal year ending June 30, 2005.  The internal control report must assert, among other things, (i) management’s responsibilities to establish and maintain adequate internal control over financial reporting and (ii) management’s assessment of the effectiveness of this internal control as of the end of the most recent fiscal year. Our independent registered public accounting firm will be required to audit, and report on, these assertions. Our management has adopted a detailed project work plan to assess the adequacy of our internal controls, remediate any control weaknesses that may be identified and validate through testing that controls are functioning as documented.

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

International Aluminum Corporation
(Registrant)

Date:	May 11, 2005	MITCHELL K. FOGELMAN
Mitchell K. Fogelman
Senior Vice President — Finance
(Principal Financial Officer)

Date:	May 11, 2005	MICHAEL J. NORRING
Michael J. Norring
Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS