Form 10-K
period 2005-06-30
INTERNATIONAL ALUMINUM CORP
filed 2005-09-09
CIK 51103

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d)of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2005

OR

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to

Commission File Number 1-7256

INTERNATIONAL ALUMINUM CORPORATION

(Exact name of Registrant as specified in its charter)

California	95-2385235
(Incorporation)	(I.R.S. Employer No.)

767 Monterey Pass Road Monterey Park, California	91754
(Address of principal executive office)	(Zip Code)

Registrant’s telephone number, including area code   (323) 264-1670

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Names of Exchanges on Which Registered

Common Stock ($1.00 Par Value)	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on December 31, 2004, the last business day of the registrant’s most recently completed second fiscal quarter, was $78,116,187 (based on the closing sales price of the registrant’s common stock on that date).  As of September 2, 2005, 4,279,281 shares of the registrant’s common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant’s Annual Report to Shareholders for fiscal year ended June 30, 2005 is incorporated by reference into Parts I and II.

Portions of the Registrant’s definitive Proxy Statement for the 2005 Annual Meeting of Shareholders are incorporated by reference into Part III.

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

b.                                      INDUSTRY SEGMENTS, LINES OF BUSINESS AND CLASSES OF PRODUCTS

This information is included on pages 4 and 24 of the Registrant’s 2005 Annual Report to Shareholders and is hereby incorporated by reference.

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

Commercial

Commercial products are fabricated from aluminum into curtainwalls, window walls, slope glazed systems, storefront framing, entrance doors and frames and commercial operable windows for exterior applications, including storm and blast resistant applications and officefronts, office partitions, doors and frames for interior applications.  These products are utilized in varying combinations to produce systems used for office and commercial construction, remodeling and tenant improvement applications.

Aluminum Extrusion

In the extrusion process, heated aluminum billets are hydraulically forced through steel dies to produce a piece of metal of the desired cross-sectional shape and length.  The extrusions are then cut and, when requested, anodized or painted in a variety of finishes in the Company’s anodizing and painting departments.

Aluminum extrusions produced by the Company are used in fabricating substantially all of its other aluminum products. During fiscal 2005, approximately 49% of extrusions produced were sold to non-affiliated customers with the balance utilized by International Aluminum Corporation subsidiaries.  The Company furnishes design services to assist its customers in developing or better utilizing custom extrusions.

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

No customer accounted for more than 5% of net sales in 2005, and no material part of the business is dependent upon a single customer or a few customers, the loss of any one or more of whom would have a materially adverse effect on the business of the Company.  The Company does business on a current basis and has no significant backlog of unfilled firm orders.

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

Employees

As of June 30, 2005, the Company had approximately 1,500 full-time employees, approximately 800 of whom were covered by various collective bargaining agreements.  Management believes that the Company’s employee relations are good.  Two agreements are due to expire in the upcoming year and management believes that the prospects are reasonably good for renewal.

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

Expansion of its product lines could result in the Company competing with certain of its present customers.  While the Company cannot accurately predict the effect, if any, that such development would have on its business, the Company anticipates no material adverse effect.

Our performance is dependent to a significant extent upon levels of new construction, repair and remodeling for residential and commercial construction, all of which are affected by such factors as interest rates, consumer confidence and economic outlook.  In the near term, we expect to operate in an environment of relatively stable levels of construction and remodeling activity.  However, increases in interest rates could have a negative impact on the level of housing construction and remodeling activity.  The Company cannot predict whether, or when, such rates might increase, but the company’s experience has shown that high interest rates for construction financing, mortgages and improvement loans may adversely affect the Company’s revenues.

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

d.                                      FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

The information concerning income before taxes of foreign and domestic operations for fiscal years 2005, 2004 and 2003 is set forth in Note 9 to the consolidated financial statements included on page 23 of the Company’s 2005 Annual Report incorporated herein by reference.  There is no other significant related information regarding foreign operations.

e.                                       AVAILABLE INFORMATION

The Company maintains a website at www.intalum.com.  The Company makes available on its website, free of charge, its periodic reports filed with the Securities and Exchange Commission (www.sec.gov) pursuant to Section 13 of 15(d) of the Securities Exchange Act of 1934, and all amendments, as soon as is reasonably practicable after filing.

The Company posts on its website its Code of Business Conduct and Ethics for all employees as well as its separate Code of Ethics for Senior Executive Officers and Senior Financial Officers.  The Company will furnish, without charge, a copy of its Code of Business Conduct and Ethics and Code of Ethics for Senior Executive Officers and Senior Financial Officers to any person upon request.  Such request should be made to the Company at 767 Monterey Pass Road, Monterey Park, California 91754, Attention: Corporate Secretary.

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

PART II

ITEM 5.                             MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the New York Stock Exchange under the symbol IAL.  The market and dividend information is included on page 11 of the Company’s 2005 Annual Report to Shareholders and is incorporated herein by reference.

There are no restrictions of future cash dividends.

There were approximately 300 shareholders of record of the Company’s common stock at June 30, 2005.

ITEM 6.                             SELECTED FINANCIAL DATA

Selected financial data pertaining to the Company for the last five years is set forth on page 4 of the Company’s 2005 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7.                             MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information is set forth on pages 2 through 10 of the Company’s 2005 Annual Report to Shareholders and is incorporated herein by reference.

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

See Part IV, Item 15, which is incorporated herein by reference.

ITEM 9.                             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements that are required to be reported under the instructions to this item.

ITEM 9A.                   CONTROLS AND PROCEDURES

In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, the Company carried out an evaluation, under the supervision and with the participation of management, including its chief executive officer and principal financial officer (the “Executives”), of the effectiveness of its disclosure controls and procedures as of the end of the period covered by this report.  Based on that evaluation, the Executives concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2005 to provide reasonable assurance that information required to be disclosed in its reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.

See MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING for management’s report on our internal control over financial reporting appearing in the Company’s 2005 Annual Report to Shareholders.

See REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM for our independent registered public accounting firm’s report on our internal control over financial reporting appearing in the Company’s 2005 Annual Report to Shareholders.

In addition, no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during the fourth quarter of the year ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect , our internal control over financial reporting.

ITEM 9B.                OTHER INFORMATION

Inapplicable

PART III

The information required under Part III will be contained in the Company’s definitive Proxy Statement for the 2005 Annual Meeting of Shareholders, which information is incorporated herein by reference.

PART IV

ITEM 15.                  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

The following items contained in the Company’s 2005 Annual Report to Shareholders are incorporated herein by reference:

(a) 1. Financial Statements
Consolidated Financial Statements (See Note):
Balance sheets - June 30, 2005 and 2004
Statements for the three years ended June 30, 2005
Income
Shareholders’ equity
Cash flows
Notes to consolidated financial statements
Report of Independent Registered Public Accounting Firm

2. Financial Statement Schedules
Report of Independent Registered Public Accounting Firm on Financial Statement Schedule
Schedule for the three years ended June 30, 2005 - II Valuation and qualifying accounts

3.                    Exhibits

3.1                   Articles of incorporation

3.2                   By-laws

13.1             Annual Report to Shareholders

14.1             Code of Business Conduct and Ethics

14.2             Code of Ethics for Senior Executives and Senior Financial Officers

21.1             Subsidiaries of the Registrant

23.1             Consent of PricewaterhouseCoopers LLP

31.1             Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2             Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1             Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2             Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K filed during the quarter ended June 30, 2005:

May 10, 2005 - Reporting the press release dated May 10, 2005 announcing that William G. (Greg) Gainer joined the Company as Vice President-Sales and Marketing.

May 12, 2005 - Reporting the press release dated May 12, 2005 announcing financial results for the third quarter ended March 31, 2005.

June 15, 2005 - Reporting the post-retirement arrangement with David C. Treinen, former Company President, and compensation arrangements with the Company’s directors and certain of its officers and reporting the press release dated June 20, 2005 announcing that Ronald L. Rudy will assume the additional office of Chief Executive Officer effective July 1, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL ALUMINUM CORPORATION

Date: September 7, 2005	By:	MITCHELL K. FOGELMAN
Mitchell K. Fogelman
Senior Vice President-Finance;
Chief Financial Officer and
Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

CORNELIUS C. VANDERSTAR	Chairman of the Board	September 7, 2005
Cornelius C. Vanderstar

RONALD L. RUDY	Director; President and	September 7, 2005
Ronald L. Rudy	Chief Executive Officer

MITCHELL K. FOGELMAN	Senior Vice President-Finance;	September 7, 2005
Mitchell K. Fogelman	Chief Financial Officer and
Secretary

MICHAEL J. NORRING	Controller and Chief	September 7, 2005
Michael J. Norring	Accounting Officer

DAVID M. ANTONINI	Director	September 7, 2005
David M. Antonini

JOHN P. CUNNINGHAM	Director	September 7, 2005
John P. Cunningham

ALEXANDER L. DEAN	Director	September 7, 2005
Alexander L. Dean

JOEL F. McINTYRE	Director	September 7, 2005
Joel F. McIntyre

DAVID C. TREINEN	Director	September 7, 2005
David C. Treinen

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING
FIRM ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of
International Aluminum Corporation

Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated September 2, 2005 appearing in the 2005 Annual Report to Shareholders of International Aluminum Corporation (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K.  In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Los Angeles, California

September 2, 2005

F-1

INTERNATIONAL ALUMINUM CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For The Three Years Ended June 30, 2005

Description	Balance at Beginning of Year	Amounts Charged to Income	Amounts Written Off	Balance at End of Year

Reserves for doubtful accounts

2005	$1,447,000	$417,000	$620,000	$1,244,000

2004	1,384,000	446,000	383,000	1,447,000

2003	1,092,000	810,000	518,000	1,384,000

F-2