Form 10-Q
period 2005-09-30
INTERNATIONAL ALUMINUM CORP
filed 2005-11-07
CIK 51103

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 30, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 1-7256

INTERNATIONAL ALUMINUM CORPORATION

(Exact name of Registrant as specified in its charter)

California	95-2385235
(State of incorporation)	(I.R.S. Employer Identification No.)

767 Monterey Pass Road
Monterey Park, California 91754
(323) 264-1670
(Principal executive office and telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company ( as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

At November 1, 2005 there were 4,287,545 shares of Common Stock outstanding.

Page 1 of 19 Pages

INTERNATIONAL ALUMINUM CORPORATION
AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION

Unaudited

Item 1.    Financial Statements.

International Aluminum Corporation

and Subsidiaries

Condensed Consolidated Balance Sheets

	Sept. 30, 2005	June 30, 2005
Assets

Current assets:
Cash and cash equivalents	$19,233,000	$12,437,000
Accounts receivable, net	42,606,000	43,543,000
Inventories	39,349,000	41,270,000
Prepaid expenses and deposits	3,049,000	2,055,000
Deferred income taxes	3,310,000	3,310,000

Total current assets	107,547,000	102,615,000

Property, plant and equipment, at cost	126,352,000	125,081,000
Accumulated depreciation	(79,436,000)	(78,179,000)

Net property, plant and equipment	46,916,000	46,902,000

Other assets:
Goodwill	669,000	645,000
Other	1,645,000	1,469,000

Total other assets	2,314,000	2,114,000

Total Assets	$156,777,000	$151,631,000

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$12,553,000	$9,958,000
Accrued liabilities	11,987,000	13,531,000
Income taxes payable	2,433,000	1,572,000

Total current liabilities	26,973,000	25,061,000

Deferred income taxes	6,067,000	6,067,000

Total liabilities	33,040,000	31,128,000

Shareholders’ equity	123,737,000	120,503,000

Total Liabilities and Shareholders’ Equity	$156,777,000	$151,631,000

See accompanying notes to condensed consolidated financial statements.

International Aluminum Corporation
and Subsidiaries

Condensed Consolidated Statements of Income

	Three Months Ended September 30,

	2005	2004

Net sales	$68,257,000	$60,727,000
Cost of sales	52,942,000	46,763,000
Gross profit	15,315,000	13,964,000
Selling, general and administrative expenses	9,599,000	8,986,000
Income from operations	5,716,000	4,978,000
Interest (income) expense, net	(51,000)	(6,000)
Income before income taxes	5,767,000	4,984,000
Provision for income taxes	2,180,000	1,950,000
Net income	$3,587,000	$3,034,000

Earnings per share—Basic and Diluted:	$.84	$.71

Shares used to compute EPS:
Basic	4,274,355	4,244,794
Diluted	4,279,234	4,247,953

Cash dividends per share	$.30	$.30

See accompanying notes to condensed consolidated financial statements.

International Aluminum Corporation
and Subsidiaries

Condensed Consolidated Statements of Cash Flows

	Three Months Ended September 30,

	2005	2004

Cash flows from operating activities:
Net income	$3,587,000	$3,034,000
Adjustments for noncash transactions:
Depreciation and amortization	1,463,000	1,594,000
Changes in assets and liabilities:
Accounts receivable	1,129,000	(725,000)
Inventories	2,033,000	(2,274,000)
Prepaid expenses and other	(1,161,000)	(398,000)
Accounts payable	2,410,000	485,000
Accrued liabilities	(1,556,000)	(630,000)
Income taxes payable	921,000	984,000

Net cash provided by operating activities	8,826,000	2,070,000

Cash flows from investing activities:
Capital expenditures	(1,162,000)	(593,000)
Proceeds from sales of capital assets	23,000	42,000

Net cash used in investing activities	(1,139,000)	(551,000)

Cash flows from financing activities:
Dividends paid to shareholders	(1,284,000)	(1,273,000)
Exercise of stock options	341,000	—
Net repayments under lines of credit	—	(213,000)

Net cash used in financing activities	(943,000)	(1,486,000)

Effect of exchange rate changes	52,000	22,000

Net change in cash and cash equivalents	6,796,000	55,000

Cash and cash equivalents at beginning of period	12,437,000	15,964,000

Cash and cash equivalents at end of period	$19,233,000	$16,019,000

See accompanying notes to condensed consolidated financial statements.

International Aluminum Corporation
and Subsidiaries

Notes To Condensed Consolidated Financial Statements

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which consist solely of normal recurring adjustments unless otherwise disclosed) necessary for fair statement, in all material respects, of its financial position as of September 30, 2005 and June 30, 2005, and the results of operations and the cash flows for the three-month periods ended September 30, 2005 and 2004.  The results of operations for the three-month period ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

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

Comprehensive Income

Comprehensive income, defined as net income and other comprehensive income, for the quarters ended September 30, 2005 and 2004 was $4,177,000 and $3,595,000, respectively.  Other comprehensive income includes foreign currency translation adjustments recorded directly in shareholders’ equity.

Balance Sheet Components	Sept. 30, 2005	June 30, 2005

Inventories, lower of FIFO Cost or Market
Raw materials	$32,723,000	$34,720,000
Work in process	1,380,000	1,333,000
Finished goods	5,246,000	5,217,000
	$39,349,000	$41,270,000

Shareholders’ Equity
Common stock	$4,805,000	$4,791,000
Paid-in capital	5,016,000	4,689,000
Retained earnings	111,278,000	108,975,000
Accumulated other comprehensive income	2,638,000	2,048,000
	$123,737,000	$120,503,000

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding.  Diluted earnings per share is computed by dividing net income by the weighted-average common shares and potentially dilutive common equivalent shares outstanding determined as follows:

	Three Months Ended September 30,
	2005	2004
Numerator:
Net Income	$3,587,000	$3,034,000

Denominator:
Weighted-average shares outstanding used to compute basic EPS	4,274,355	4,244,794

Incremental shares issuable upon the exercise of stock options	4,879	3,159

Shares used to compute diluted EPS	4,279,234	4,247,953

Basic and Diluted net earnings per share	$.84	$.71

Incremental shares issuable upon the assumed exercise of outstanding stock options are computed using the average market price of common stock during the related period.  The incremental shares for the three months ending September 30, 2004 exclude 21,000 stock option shares because their inclusion would be anti-dilutive, since the option price was greater than the Company’s average common stock price for the period.

Stock Based Compensation

The Company granted stock options for the purchase of common stock to certain executive and managerial employees under the Company’s 1991 Stock Option Plan, whose expired granting authority has been transferred to the successor plan, the 2001 Stock Option Plan.  The options have an exercise price equal to the market price of the stock on the date of grant, a term of ten years and become exercisable in equal installments over a five-year period from the date of grant so long as the employees remain in the continuous employ of the Company.  The Company applies Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations in accounting for stock options granted under the plan.  Under APB No. 25, compensation cost, if any, is recognized over the respective vesting period based on the difference, if any, on the date of grant, between the fair value of the Company’s common stock and the exercise price.  All options issued have an exercise price equal to the fair value on the date of grant.  Accordingly, no compensation cost has been recognized for those stock options.  On December 31, 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure”, which amends SFAS No. 123, “Accounting for Stock-Based Compensation”.  SFAS No. 148’s transition guidance and provisions for disclosures are effective for fiscal years ending after December 15, 2002.  The Company did not adopt fair value accounting for employee stock options under SFAS No. 123 and SFAS No. 148.  Since all outstanding stock awards are fixed stock options with no intrinsic value at the date of grant and were fully vested before the income statement periods presented, there would have been no change in reported net income and earnings per share had compensation cost been determined based on the fair value at the grant dates as prescribed by SFAS 123.

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

Net Sales:	Three Months Ended September 30,

	2005	2004

Commercial	$31,186	$30,209
Residential	22,681	18,564
Aluminum Extrusion	29,850	27,042
Total Segments	83,717	75,815
Eliminations	(15,460)	(15,088)
Total	$68,257	$60,727

Operating Income:	Three Months Ended September 30,

	2005	2004

Commercial	$3,920	$3,627
Residential	4,524	3,102
Aluminum Extrusion	(318)	330
Total Segments	8,126	7,059
Eliminations	(16)	135
Corporate	(2,394)	(2,216)
Total	$5,716	$4,978

Total Assets:	Sept. 30, 2005	June 30, 2005

Commercial	$66,828	$66,353
Residential	33,093	32,076
Aluminum Extrusion	37,448	42,010
Total Segments	137,369	140,439
Corporate	19,408	11,192
Total	$156,777	$151,631

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs” (SFAS 151), which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material.  SFAS 151 is effective for inventory costs incurred beginning July 1, 2005.  Upon adoption on July 1, 2005 SFAS 151 did not have a material impact on our financial statements.

In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment”, which replaced SFAS No. 123 and superseded APB Opinion No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values in the first interim or annual period beginning after June 15, 2005.  The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition.  The adoption of SFAS 123R had no impact on our financial statements, as all outstanding options were fully vested prior to the periods presented.

In March 2005, the FASB issued Financial Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations”.  FIN 47 is an interpretation of FASB Statement No. 143, “Accounting for Asset Retirement Obligations” and clarifies (i) that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated and (ii) when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  Upon adoption on July 1, 2005 FIN 47 did not have a material impact on our financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

General Overview

Net sales for the first quarter ended September 30, 2005 increased by $7,530,000, or 12.4%, from the comparable quarter of the prior year.  Cost of sales as a percentage of net sales was 77.6% for the quarter ended September 30, 2005, a slight increase from the 77.0% recorded for the same period last year.  Selling, general and administrative expenses increased by $613,000 from the prior year, but decreased as a percentage of net sales to 14.1% compared to 14.8% last year.

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

Commercial Products

Sales of the Commercial Products Group increased $1,099,000, or 3.7%, for the quarter ended September 30, 2005 compared to the same period last year.  Whereas the prior year’s quarter benefited from sales of several large projects, the current year increase in sales is mainly attributable to greater geographic market penetration coupled with increased sales prices.

Cost of sales as a percentage of sales was 75.4% for the current quarter versus 76.4% for the same period last year.  Although experiencing higher aluminum costs, this group was able to maintain material cost percentages compared to the same period last year and achieved slightly lower labor and overhead costs, and cost percentages, due to cost-containment efforts coupled with increased sales prices.

Selling, general and administrative expenses increased $238,000 for the current quarter and as a percentage of sales increased to 12.0% for the current quarter compared to 11.6% for the same period last year.  The increased expenses principally relate to $220,000 of additional employment and sales representation costs.

Residential Products

Sales of the Residential Products Group increased $4,115,000, or 22.3%, for the quarter ended September 30, 2005 compared to the same period last year.  New home construction, resales of existing homes and home improvement spending in the areas served by this group continue to stimulate customer demand.  New product development and aggressive promotional programs have also contributed to the increase.

Cost of sales as a percentage of sales was relatively unchanged at 69.6% for the current quarter versus 70.1% for the same period last year.  Labor and overhead efficiencies from the higher volume were partially offset by higher labor costs incurred for overtime and temporary help in order to meet on-time delivery commitments.

Selling, general and administrative expenses decreased $70,000 for the current quarter and as a percentage of sales decreased to 10.5% for the current quarter compared to 13.1% for the same period last year.  This decrease reflects decreased costs of $276,000 in the current quarter for retrospective workers’ compensation and general liability insurance policies. Partially offsetting this decrease was an increase of $199,000 for additional employment costs related to the increase in sales and achievement of incentive compensation targets.

Aluminum Extrusion

Sales of the Aluminum Extrusion Group increased $2,316,000, or 18.9%, for the quarter ended September 30, 2005 compared to the same period last year.  During the current quarter the group benefited from an increase in sales prices, along with a 13.1% increase in net tonnage shipped, particularly in the area served by our Texas facility, whose 37.8% increase was partially offset by a decrease at our California facility.

Cost of sales as a percentage of sales for the Group was 97.4% for the current quarter compared to 95.8% for the same period last year.  A combination of factors contributed to these results.  Cost of sales as a percentage of sales at our California facility increased during the current quarter compared to the same period last year.  Material cost was relatively unchanged from the prior year period, as we were able to increase sales prices in the area served by this facility commensurate with the increased cost of aluminum.  Higher-than-expected labor and overhead costs, notably overtime, temporary help and maintenance, caused labor and overhead cost percentages to increase compared to the same period last year.  Cost of sales as a percentage of sales at our Texas facility also increased during the current quarter compared to the same period last year.  Due to the highly competitive marketplace, sales prices were increased directly in line with the increased cost of aluminum, resulting in increased material cost percentages.  Partially offsetting this increase were decreased labor and overhead cost percentages due to the increased sales prices and production efficiencies gained from their higher total tonnage output, including intercompany customers.

Selling, general and administrative expenses increased $267,000 for the current quarter and as a percentage of sales increased to 3.6% for the current quarter compared to 3.0% for the same period last year.  This increase reflects $132,000 for additional employment costs and $130,000 for retrospective workers’ compensation and general liability insurance policies.

Corporate

General and administrative expenses increased $178,000 for the quarter ended September 30, 2005 compared to the same period last year, although as a percentage of consolidated net sales was virtually unchanged at 3.5% for the current quarter compared to 3.6% last year. The increase reflects charges of $135,000 for consulting services related to complying with the internal control provisions of the Sarbanes-Oxley legislation.

The increase in net interest income compared to the prior year’s quarter resulted from increased funds available for investment combined with higher rates of return.

The effective tax rate for the three months ended September 30, 2005 was 37.8% as compared to 39.1% in the comparable period of the prior year.  The decrease is primarily attributable to the Domestic Manufacturers Deduction available as a result of the enactment of recent Federal tax legislation.

Liquidity and Capital Resources

Working capital at September 30, 2005 stood at $80,574,000, an increase of $3,020,000 from June 30, 2005.  The ratio of current assets to current liabilities was 4.0, which was relatively unchanged from the beginning of the year.

The Company’s projected net capital expenditures for fiscal 2006 and related financing remain unchanged from those described in the June 30, 2005 Annual Report to Shareholders.  The Company’s lines of credit also remain unchanged from those described in the June 30, 2005 Annual Report to Shareholders.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs” (SFAS 151), which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material.  SFAS 151 is effective for inventory costs incurred beginning July 1, 2005.  Upon adoption on July 1, 2005 SFAS 151 did not have a material impact on our financial statements.

In December 2004, the FASB issued SFAS No. 123R (revised 2004), “Share-Based Payment”, which replaced SFAS No. 123 and superseded APB Opinion No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values in the first interim or annual period beginning after June 15, 2005.  The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition.  The adoption of SFAS 123R had no impact on our financial statements, as all outstanding options were fully vested prior to the periods presented.

In March 2005, the FASB issued Financial Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations”.  FIN 47 is an interpretation of FASB Statement No. 143, “Accounting for Asset Retirement Obligations” and clarifies (i) that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated and (ii) when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  Upon adoption on July 1, 2005 FIN 47 did not have a material impact on our financial statements.

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

Item 4.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under SEC rules, the Company is required to maintain disclosure controls and procedures designed to ensure that information required by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As part of the Company’s system of disclosure controls and procedures, we have created a Disclosure Committee, which consists of certain members of the Company’s senior management. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934 is accumulated and communicated to management, including the chief executive officer, chief financial officer and other members of the Disclosure Committee, as appropriate to allow timely decisions regarding required disclosure.

The Company has carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. The Company’s management, including the Company’s Disclosure Committee and its chief executive officer and chief financial officer, supervised and participated in the evaluation. Based on the evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

The Company’s evaluation of its internal control over financial reporting during the fiscal quarter to which this report relates identified no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6.    Exhibits.

(a)	Exhibits:

	31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

	32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K:

Date of Report	Item Reported

July 11, 2005	Reporting on entering into a material definitive agreement relating to compensation arrangements with the Chairman of the Board of Directors.

August 18, 2005	Press release issued announcing the Company’s financial results for the fourth quarter and fiscal year ended June 30, 2005 and dividend declaration.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Aluminum Corporation
(Registrant)

Date:	November 7, 2005	MITCHELL K. FOGELMAN
Mitchell K. Fogelman
Senior Vice President—Finance
(Principal Financial Officer)

Date:	November 7, 2005	MICHAEL J. NORRING
Michael J. Norring
Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

		Page
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	17

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	18

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	19