Form 10-Q
period 2005-12-31
INTERNATIONAL ALUMINUM CORP
filed 2006-02-08
CIK 51103

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended December 31, 2005

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

(Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes  ☐    No  ☒

At February 1, 2006 there were 4,305,338 shares of Common Stock outstanding.

Page 1 of 20 Pages

INTERNATIONAL ALUMINUM CORPORATION

PART I – FINANCIAL INFORMATION

Unaudited

Item 1.    Financial Statements.

International Aluminum Corporation

Condensed Consolidated Balance Sheets

	December 31, 2005	June 30, 2005
Assets

Current assets:
Cash and cash equivalents	$17,236,000	$12,437,000
Accounts receivable, net	42,602,000	43,543,000
Inventories	41,062,000	41,270,000
Prepaid expenses and deposits	3,401,000	2,055,000
Deferred income taxes	3,310,000	3,310,000

Total current assets	107,611,000	102,615,000

Property, plant and equipment, at cost	128,488,000	125,081,000
Accumulated depreciation	(80,203,000)	(78,179,000)

Net property, plant and equipment	48,285,000	46,902,000

Other assets:
Goodwill	668,000	645,000
Other	1,974,000	1,469,000

Total other assets	2,642,000	2,114,000

Total Assets	$158,538,000	$151,631,000

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$12,621,000	$9,958,000
Accrued liabilities	13,214,000	13,531,000
Income taxes payable	—	1,572,000

Total current liabilities	25,835,000	25,061,000

Deferred income taxes	6,067,000	6,067,000

Total liabilities	31,902,000	31,128,000

Shareholders’ equity	126,636,000	120,503,000

Total Liabilities and Shareholders’ Equity	$158,538,000	$151,631,000

See accompanying notes to condensed consolidated financial statements.

Unaudited

International Aluminum Corporation

Condensed Consolidated Statements of Income

	Three Months Ended December 31,		Six Months Ended December 31,

	2005	2004	2005	2004

Net sales	$65,730,000	$61,759,000	$133,987,000	$122,486,000
Cost of sales	51,057,000	48,057,000	103,999,000	94,820,000
Gross profit	14,673,000	13,702,000	29,988,000	27,666,000
Selling, general and administrative expenses	9,679,000	9,195,000	19,278,000	18,181,000
Income from operations	4,994,000	4,507,000	10,710,000	9,485,000
Interest (income) expense, net	(84,000)	(34,000)	(135,000)	(40,000)
Income before income taxes	5,078,000	4,541,000	10,845,000	9,525,000
Provision for income taxes	1,500,000	1,750,000	3,680,000	3,700,000
Net income	$3,578,000	$2,791,000	$7,165,000	$5,825,000

Basic and diluted EPS:
Continuing operations	$.83	$.66	$1.67	$1.37

Shares used to compute EPS:
Basic	4,295,631	4,244,794	4,285,074	4,244,794
Diluted	4,297,327	4,253,944	4,288,362	4,250,948

Cash dividends per share	$.30	$.30	$.60	$.60

See accompanying notes to condensed consolidated financial statements.

Unaudited

International Aluminum Corporation

Condensed Consolidated Statements of Cash Flows

	Six Months Ended December 31,
	2005	2004

Cash flows from operating activities:
Net income	$7,165,000	$5,825,000
Adjustments for noncash transactions:
Depreciation and amortization	2,937,000	3,177,000
Changes in assets and liabilities:
Accounts receivable	1,122,000	(2,834,000)
Inventories	314,000	(6,674,000)
Prepaid expenses and other	(1,843,000)	(1,878,000)
Accounts payable	2,488,000	(413,000)
Accrued liabilities	(327,000)	(490,000)
Income taxes payable	(1,515,000)	(997,000)

Net cash provided by (used in) operating activities	10,341,000	(4,284,000)

Cash flows from investing activities:
Capital expenditures	(4,102,000)	(1,071,000)
Proceeds from sales of capital assets	102,000	95,000

Net cash used in investing activities	(4,000,000)	(976,000)

Cash flows from financing activities:
Dividends paid to shareholders	(2,575,000)	(2,547,000)
Exercise of stock options	984,000	—
Net repayments under lines of credit	—	(224,000)

Net cash used in financing activities	(1,591,000)	(2,771,000)

Effect of exchange rate changes	49,000	43,000

Net change in cash and cash equivalents	4,799,000	(7,988,000)

Cash and cash equivalents at beginning of period	12,437,000	15,964,000

Cash and cash equivalents at end of period	$17,236,000	$7,976,000

See accompanying notes to condensed consolidated financial statements.

Unaudited

International Aluminum Corporation

Notes To Condensed Consolidated Financial Statements

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which consist solely of normal recurring adjustments unless otherwise disclosed) necessary for fair statement, in all material respects, of the Company’s financial position as of December 31, 2005 and June 30, 2005, and the results of operations and the cash flows for the six months ended December 31, 2005 and 2004.  The results of operations for the six months ended December 31, 2005 are not necessarily indicative of the results to be expected for the full year.

The financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States of America have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading in any material respect.  These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s latest annual report on Form 10-K.

Comprehensive Income

Comprehensive income, defined as net income and other comprehensive income, for the quarters ended December 31, 2005 and 2004 was $3,547,000 and $3,308,000, respectively.  Comprehensive income for the six months ended December 31, 2005 and 2004 was $7,724,000 and $6,904,000, respectively.  Other comprehensive income includes foreign currency translation adjustments recorded directly in shareholders’ equity.

Balance Sheet Components	December 31, 2005	June 30, 2005

Inventories, lower of FIFO cost or market
Raw materials	$34,339,000	$34,720,000
Work in process	854,000	1,333,000
Finished goods	5,869,000	5,217,000
	$41,062,000	$41,270,000

Shareholders’ Equity
Common stock	$4,826,000	$4,791,000
Paid-in capital	5,638,000	4,689,000
Retained earnings	113,565,000	108,975,000
Accumulated other comprehensive income	2,607,000	2,048,000
	$126,636,000	$120,503,000

Unaudited

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding.  Diluted earnings per share is computed by dividing net income by the weighted-average common shares and potentially dilutive common equivalent shares outstanding determined as follows:

	Three Months Ended December 31,
	2005	2004
Numerator:
Net Income	$3,578,000	$2,791,000

Denominator:
Weighted-average shares outstanding used to compute basic EPS	4,295,631	4,244,794

Incremental shares issuable upon the exercise of stock options	1,696	9,150

Shares used to compute diluted EPS	4,297,327	4,253,944

Basic and Diluted net earnings per share	$.83	$.66

	Six Months Ended December 31,
	2005	2004
Numerator:
Net Income	$7,165,000	$5,825,000

Denominator:
Weighted-average shares outstanding used to compute basic EPS	4,285,074	4,244,794

Incremental shares issuable upon the exercise of stock options	3,288	6,154

Shares used to compute diluted EPS	4,288,362	4,250,948

Basic and Diluted net earnings per share	$1.67	$1.37

Incremental shares issuable upon the assumed exercise of outstanding stock options are computed using the average market price during the related period. Excluded from the shares used to compute diluted earnings per share for the three- and six-month periods of 2004, are 13,500 and 17,250, respectively, stock options because their inclusion would be anti-dilutive, since the stock option price was greater than the Company’s average common stock price for these periods.

Unaudited

Stock Based Compensation

The Company granted stock options for the purchase of common stock to certain executive and managerial employees under the Company’s 1991 Stock Option Plan, whose expired granting authority has been transferred to the successor plan, the 2001 Stock Option Plan.  The options have an exercise price equal to the market price of the stock on the date of grant, a term of ten years and become exercisable, or vested, in equal installments over a five-year period from the date of grant so long as the employees remain in the continuous employ of the Company.  Prior to July 1, 2005, the Company applied Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations in accounting for stock options granted under the plan.  Under APB No. 25, compensation cost, if any, is recognized over the respective vesting period based on the difference, if any, on the date of grant, between the fair value of the Company’s common stock and the exercise price.  All options issued have an exercise price equal to the fair value on the date of grant.  Accordingly, no compensation cost has been recognized for those stock options.  On December 31, 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, which amends SFAS No. 123, “Accounting for Stock-Based Compensation”.  SFAS No. 148’s transition guidance and provisions for disclosures were effective for fiscal years ending after December 15, 2002.  The Company did not adopt fair value accounting for employee stock options under SFAS No. 123 and SFAS No. 148.  Since all outstanding stock awards are fixed stock options with no intrinsic value at the date of grant and were fully vested before the income statement periods presented, there would have been no change in reported net income and earnings per share had compensation cost been determined based on the fair value at the grant dates as prescribed by SFAS 123.  In addition, on July 1, 2005 the Company adopted SFAS No. 123R (revised 2004), “Share-Based Payment”, which replaced SFAS No. 123 and superseded APB Opinion No. 25, using the modified prospective application.  SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values in the first interim or annual period beginning after June 15, 2005.  The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition.  The adoption of SFAS 123R did not result in compensation cost being recorded, as all outstanding options were fully vested on the date of adoption.

Income Taxes

The effective tax rate for the six months ended December 31, 2005 was 33.9% compared to 38.8% in the comparable period of the prior year.  The decline was primarily attributable to a decrease of Federal income tax reserves resulting from settlement of an IRS Appeals case, in addition to the Domestic Manufacturers Deduction, which contributed to 1% of the decline in the rate, available as a result of the enactment of recent Federal tax legislation.

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

Unaudited

The following presents the Company’s net sales, operating income and total assets by operating segment, reconciling to the Company’s totals.  All data presented in thousands of dollars.

	Three Months Ended December 31,		Six Months Ended December 31,
Net Sales:	2005	2004	2005	2004

Commercial	$32,726	$31,652	$63,912	$61,861
Residential	21,457	17,803	44,138	36,367
Aluminum Extrusion	28,727	29,775	58,577	56,817
Total Segments	82,910	79,230	166,627	155,045
Eliminations	(17,180)	(17,471)	(32,640)	(32,559)
Total	$65,730	$61,759	$133,987	$122,486

	Three Months Ended December 31,		Six Months Ended December 31,
Operating Income:	2005	2004	2005	2004

Commercial	$3,807	$3,577	$7,727	$7,204
Residential	3,731	3,025	8,255	6,127
Aluminum Extrusion	(391)	521	(709)	851
Total Segments	7,147	7,123	15,273	14,182
Eliminations	199	(15)	183	120
Corporate	(2,352)	(2,601)	(4,746)	(4,817)
Total	$4,994	$4,507	$10,710	$9,485

Total Assets:	Dec. 31, 2005	June 30, 2005

Commercial	$69,145	$66,353
Residential	30,130	32,076
Aluminum Extrusion	38,066	42,010
Total Segments	137,341	140,439
Corporate	21,197	11,192
Total	$158,538	$151,631

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

Unaudited

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

General Overview

International Aluminum Corporation (“Company”) is an integrated manufacturer of quality aluminum and vinyl products for use in commercial and residential applications.  Our marketing brands are recognized leaders in their respective markets.  Operations are conducted throughout North America, with headquarters in Monterey Park, California.  The Company is structured into three business segments, Commercial Products, Residential Products and Aluminum Extrusion.  Our performance is dependent to a significant extent upon levels of new construction, repair and remodeling for residential and commercial construction in the geographic markets we serve, all of which are affected by such factors as interest rates, consumer confidence and economic outlook.

Net sales increased $3,971,000, or 6.4%, for the quarter ended December 31, 2005 and $11,501,000, or 9.4%, for the six months then ended when compared with the respective prior year periods.  Cost of sales as a percentage of net sales was 77.7% for the current quarter, relatively unchanged from 77.8% for the same period last year, and for the six-month period was 77.6%, reflecting a slight increase compared to 77.4% for the same period last year.  Selling, general and administrative expenses increased $484,000 for the current quarter and $1,097,000 for the year compared to the same periods last year, although as a percentage of net sales decreased to 14.7% for the quarter and 14.4% year to date compared to 14.9% and 14.8%, respectively, for the comparable periods last year.

The Company includes product costs, inbound freight, purchasing, receiving, inspection, internal transfer, warehousing and other costs of the Company’s distribution network in cost of goods sold, thereby reducing gross profit by these amounts.  Cost of sales and gross profit as a percent of sales for the Company may not be comparable to those of other companies in our industry, since other entities may record purchasing, warehousing and distribution costs as selling, general and administrative expense.

The contribution to these results by each segment is discussed below.

Unaudited

Commercial Products

Sales of the Commercial Products Group increased $1,009,000, or 3.2%, for the current quarter ended December 31, 2005 and $2,107,000, or 3.4%, for the six months then ended compared to the same periods last year.  These gains reflect increased commercial construction activity together with increased sales prices and expanded geographic market penetration.

Cost of sales as a percentage of sales was 76.9% for the current quarter versus 77.2% for the same period last year and for the current six-month period was 76.2% compared to 76.8% for the same period last year.  During the current three and six-month periods this Group experienced slightly higher material costs reflecting the absorption of increased aluminum costs.  Offsetting these increases were decreased labor and overhead cost percentages compared to the same periods last year reflecting cost-containment efforts coupled with volume efficiencies as a result of the aforementioned sales increases.

Selling, general and administrative expenses increased $117,000 for the current quarter and $355,000 for the year compared to the same periods last year, and as a percentage of sales were 11.5% for the quarter and 11.8% year to date, virtually unchanged compared to the same periods last year.  The current six-month period includes $230,000 for increased sales representation costs relating to the increased sales. Adding to the increased costs was a swing from $94,000 in income in the prior year to $5,000 in expense in the current year relating to retrospective workers’ compensation and general liability policies.  A similar effect impacted the current quarter, as income of $18,000 was recorded for retrospective workers’ compensation and general liability policies versus higher income of $126,000 being recorded in the same period last year.

Residential Products

Sales of the Residential Products Group increased $3,692,000, or 20.8%, for the quarter ended December 31, 2005 and $7,807,000, or 21.6%, for the six months then ended compared to the same periods last year. Consumer demand continued to stimulate new home construction, resales of existing homes and home improvement spending in the areas served by this group.  New product development and increased sales prices have also contributed to the increase in sales.

Cost of sales as a percentage of sales was relatively unchanged at 70.6% for the current quarter versus 70.9% for the same period last year and 70.1% current year-to-date versus 70.5% last year.  Slightly higher material cost percentages for the current three and six-month periods were offset by declines in labor and overhead cost percentages. Additional labor efficiency from the increased volume during the three and six-month periods was offset by higher costs incurred for overtime and temporary help in order to meet on-time delivery commitments.

Selling, general and administrative expenses increased $410,000 for the current quarter and $340,000 for the current six-month period compared to the same periods last year, and as a percentage of sales, at 12.0% for the quarter, were virtually unchanged from the same quarter last year and decreased to 11.2% for the current six-month period versus 12.7% last year.  Increased expenses in the three and six-month periods reflect $177,000 and $377,000, respectively, for additional employment costs related to the increase in sales, and $78,000 and $110,000, respectively, for current year general liability insurance.

Unaudited

Partially offsetting these increases were decreases of $153,000 and $221,000 for advertising costs for the current quarter and year-to-date periods, respectively.  The current quarter increase in expenses also reflected a swing from $77,000 in income in the prior year quarter to $181,000 expense in the current quarter relating to retrospective workers’ compensation and general liability policies.

Aluminum Extrusion

Sales of the Aluminum Extrusion Group increased $1,587,000, or 6.4%, for the six-month period ended December 31, 2005, but decreased $730,000, or 5.9%, for the three months then ended compared to the same periods last year.  During the current six-month period the group benefited from an increase in selling prices and a slight 1.7% increase in net tonnage shipped to outside customers.  A 14.5% tonnage increase over the same period at our Texas facility was substantially offset by declines at our California facility.  During the current quarter however, increased selling prices did not compensate for the Group’s 9.9% decrease in tonnage shipped, as both facilities were impacted by declines in tonnage shipped to outside customers due to competitive pressure from off-shore suppliers and reduced shipments to the areas impacted by the recent hurricanes in the Gulf Coast region.

Cost of sales as a percentage of sales was 97.9% for the current quarter compared to 95.6% for the same period last year and for the six-month period was 97.7% versus 95.7% for the comparable period last year.  A combination of factors contributed to these results.  At both facilities, cost of sales as a percentage of sales increased for the current three and six-month periods compared to the same periods last year.  Due to the highly competitive marketplace, selling prices were increased directly in line with the increased cost of aluminum, resulting in increased material cost percentages.  At the California facility, total tonnage shipped, including to intercompany customers, for the current quarter and year-to-date declined 13.7% and 5.7%, respectively.  In response to these declines, cost-containment efforts resulted in labor cost percentages only slightly higher than those recorded in the same periods last year.  During the current quarter overhead costs declined, although as a percentage of sales increased compared to the same period last year as normally recurring expenses were spread over diminished volume.  For the current six-month period, overhead costs, and cost percentages, increased due to higher than expected maintenance, tooling and utility costs.  At the Texas facility, total tonnage shipped, including to intercompany customers, for the current quarter declined 3.7%, but for the current six-month period slightly increased by 1.4% compared to last year.  Cost-containment efforts enabled this facility to achieve decreased labor costs, and cost percentages, for the current three and six-month periods compared to last year.  Higher overhead cost percentages were recorded as cost-containment efforts were hampered by higher than normal utility, maintenance and tooling costs.

Selling, general and administrative expenses increased $206,000 for the current quarter and $473,000 for the current year compared to the same periods last year, and as a percentage of sales were 3.5% for both the three and six-month periods, compared to 2.7% and 2.8%, for the respective prior year periods.  The current quarter increase reflected a swing from $14,000 in income in the prior year quarter to $172,000 expense in the current quarter relating to retrospective workers’ compensation policies.  The increase in the current six-month period included $311,000 in higher costs relating to retrospective workers’ compensation policies and $138,000 in additional employment costs.

Unaudited

Corporate

General and administrative expenses decreased $249,000 for the current quarter and $71,000 for the current year compared to the same periods last year, and as a percentage of consolidated net sales decreased to 3.6% for the quarter and 3.5% year-to-date compared to 4.2% and 3.9%, respectively, for the comparable periods last year.  The decreases resulted primarily from reduced expenses for employment, legal and audit services and depreciation.  Partially offsetting these decreases were increased costs for professional services and directors’ fees.

The increase in net interest income compared to the prior year’s three and six-month periods resulted from increased funds available for investment combined with higher rates of return.

The effective tax rate for the six months ended December 31, 2005 was 33.9% compared to 38.8% in the comparable period of the prior year.  The decline was primarily attributable to a decrease of Federal income tax reserves resulting from settlement of an IRS Appeals case, in addition to the Domestic Manufacturers Deduction, which contributed to 1% of the decline in the rate, available as a result of the enactment of recent Federal tax legislation.

Liquidity and Capital Resources

Working capital at December 31, 2005 stood at $81,776,000, an increase of $4,222,000 from June 30, 2005.  The ratio of current assets to current liabilities was 4.2, which was relatively unchanged from the beginning of the year.

The Company projects net capital expenditures of approximately $5,750,000 for fiscal 2006 for expansion of production capacity, as well as normal recurring capitalized replacement items.  The Company anticipates financing these expenditures through internal cash flow and cash reserves.  The Company’s lines of credit remain unchanged from those described in the June 30, 2005 Annual Report to Shareholders.

Recent Accounting Pronouncements

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, “Inventory Costs” (SFAS 151), which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material.  SFAS 151 is effective for inventory costs incurred beginning July 1, 2005.  Upon adoption on July 1, 2005, SFAS 151 did not have a material impact on our financial statements.

In March 2005, the FASB issued Financial Interpretation No. 47 (FIN 47), “Accounting for Conditional Asset Retirement Obligations”.  FIN 47 is an interpretation of FASB Statement No. 143, “Accounting for Asset Retirement Obligations” and clarifies (i) that an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated and (ii) when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.  Upon adoption on July 1, 2005, FIN 47 did not have a material impact on our financial statements.

Unaudited

Forward-Looking Information

This report contains forward-looking statements with respect to the financial condition, results of operations and business of the Company.  Such items are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in such statements. The principal important risk factors and uncertainties include, but are not limited to, changes in general economic conditions, aluminum and other material costs, labor costs, interest rates, and other adverse changes in general economic conditions, consumer confidence, competition, currency exchange rates as they affect our Canadian operations, environmental factors, unanticipated legal proceedings, and conditions in the commercial and residential construction markets.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statements were made. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Unaudited

Changes in Internal Control Over Financial Reporting

The Company’s evaluation of its internal control over financial reporting during the fiscal quarter to which this report relates identified no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company and certain of its subsidiaries are defendants in a class action lawsuit captioned Klotzer, et al. v. International Windows In Time, Inc. (FCS021196) filed in the Superior Court for Solano County, California. The suit alleges that the Company’s 6200 Series aluminum windows were defective in design and manufacture.  The plaintiffs seek monetary damages, attorneys’ fees and costs based upon various legal theories.  Substantially identical lawsuits have been filed against at least six other aluminum window manufacturers.  The Company believes the plaintiffs’ claims are without merit and intends to vigorously defend this lawsuit.  The Company also believes it is insured with respect to most, if not all of plaintiffs’ claims.  The suit is in its preliminary stages and no prediction can be made as to its eventual outcome.  Based upon current information, management, after consultation with legal counsel, believes the ultimate disposition thereof will have no material effect upon either the Company’s financial position, results of operations, or cash flows.

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

(b)                                 Reports on Form 8-K:

Date of Report	Item Reported

November 3, 2005	Press release issued announcing the Company’s financial results for the first quarter ended September 30, 2005 and dividend declaration.

December 19, 2005	Reporting on appointment of principal officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Aluminum Corporation
(Registrant)

Date:	February 7, 2006	MITCHELL K. FOGELMAN
Mitchell K. Fogelman
Senior Vice President – Finance (Principal Financial Officer)

Date:	February 7, 2006	MICHAEL J. NORRING
Michael J. Norring
Controller (Principal Accounting Officer)

INDEX TO EXHIBITS

Page

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	18

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	19

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	20