Form 10-Q
period 2006-03-31
INTERNATIONAL ALUMINUM CORP
filed 2006-05-08
CIK 51103

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended March 31, 2006

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

At May 1, 2006 there were 4,305,338 shares of Common Stock outstanding.

Page 1 of 20 Pages

INTERNATIONAL ALUMINUM CORPORATION

PART I – FINANCIAL INFORMATION

Unaudited

Item 1.  Financial Statements.

International Aluminum Corporation

Condensed Consolidated Balance Sheets

	March 31, 2006	June 30, 2005

Assets

Current assets:
Cash and cash equivalents	$17,981,000	$12,437,000
Accounts receivable, net	44,605,000	43,543,000
Inventories	45,825,000	41,270,000
Prepaid expenses and deposits	2,366,000	2,055,000
Deferred income taxes	3,310,000	3,310,000

Total current assets	114,087,000	102,615,000

Property, plant and equipment, at cost	128,474,000	125,081,000
Accumulated depreciation	(80,534,000)	(78,179,000)

Net property, plant and equipment	47,940,000	46,902,000

Other assets:
Goodwill	667,000	645,000
Other	2,214,000	1,469,000

Total other assets	2,881,000	2,114,000

Total Assets	$164,908,000	$151,631,000

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$15,667,000	$9,958,000
Accrued liabilities	14,382,000	13,531,000
Income taxes payable	—	1,572,000

Total current liabilities	30,049,000	25,061,000

Deferred income taxes	6,067,000	6,067,000

Total liabilities	36,116,000	31,128,000

Shareholders’ equity	128,792,000	120,503,000

Total Liabilities and Shareholders’ Equity	$164,908,000	$151,631,000

See accompanying notes to condensed consolidated financial statements.

Unaudited

International Aluminum Corporation

Condensed Consolidated Statements of Income

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
	2006	2005	2006	2005
Net sales	$69,732,000	$62,088,000	$203,719,000	$184,574,000
Cost of sales	54,203,000	48,194,000	158,202,000	143,014,000
Gross profit	15,529,000	13,894,000	45,517,000	41,560,000
Selling, general and administrative expenses	10,245,000	9,499,000	29,523,000	27,680,000
Income from operations	5,284,000	4,395,000	15,994,000	13,880,000
Interest (income), net	(94,000)	(16,000)	(229,000)	(56,000)
Income before income taxes	5,378,000	4,411,000	16,223,000	13,936,000
Provision for income taxes	1,910,000	1,680,000	5,590,000	5,380,000
Net income	$3,468,000	$2,731,000	$10,633,000	$8,556,000

Basic and diluted EPS:	$.81	$.64	$2.48	$2.01

Shares used to compute EPS:
Basic	4,305,338	4,252,403	4,291,153	4,247,838
Diluted	4,307,136	4,261,485	4,293,945	4,254,968

Cash dividends per share	$.30	$.30	$.90	$.90

See accompanying notes to condensed consolidated financial statements.

Unaudited

International Aluminum Corporation

Condensed Consolidated Statements of Cash Flows

	Nine Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net income	$10,633,000	$8,556,000
Adjustments for noncash transactions:
Depreciation and amortization	4,412,000	4,730,000
Changes in assets and liabilities:
Accounts receivable	(886,000)	(2,952,000)
Inventories	(4,451,000)	(12,285,000)
Prepaid expenses and other	(1,050,000)	(693,000)
Accounts payable	5,541,000	1,686,000
Accrued liabilities	840,000	1,642,000
Income taxes payable	(1,518,000)	(1,003,000)

Net cash provided by (used in) operating activities	13,521,000	(319,000)

Cash flows from investing activities:
Capital expenditures	(5,330,000)	(1,970,000)
Proceeds from sales of capital assets	188,000	153,000

Net cash used in investing activities	(5,142,000)	(1,817,000)

Cash flows from financing activities:
Dividends paid to shareholders	(3,867,000)	(3,826,000)
Exercise of stock options	984,000	388,000
Net repayments under lines of credit	—	(223,000)

Net cash used in financing activities	(2,883,000)	(3,661,000)

Effect of exchange rate changes	48,000	40,000

Net change in cash and cash equivalents	5,544,000	(5,757,000)

Cash and cash equivalents at beginning of period	12,437,000	15,964,000

Cash and cash equivalents at end of period	$17,981,000	$10,207,000

See accompanying notes to condensed consolidated financial statements.

Unaudited

International Aluminum Corporation

Notes To Condensed Consolidated Financial Statements

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which consist solely of normal recurring adjustments unless otherwise disclosed) necessary for fair statement, in all material respects, of the Company’s financial position as of March 31, 2006 and June 30, 2005, and the results of operations for the three and nine months ended March 31, 2006 and 2005,and the cash flows for the nine months ended March 31, 2006 and 2005.  The results of operations for the nine months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

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

Comprehensive Income

Comprehensive income, defined as net income and other comprehensive income, for the quarters ended March 31, 2006 and 2005 was $3,448,000 and $2,662,000, respectively.  Comprehensive income for the nine months ended March 31, 2006 and 2005 was $11,172,000 and $9,565,000, respectively.  Other comprehensive income includes foreign currency translation adjustments recorded directly in shareholders’ equity.

Balance Sheet Components	March 31, 2006	June 30, 2005

Inventories, lower of FIFO cost or market
Raw materials	$38,135,000	$34,720,000
Work in process	1,497,000	1,333,000
Finished goods	6,193,000	5,217,000
	$45,825,000	$41,270,000

Shareholders’ Equity
Common stock	$4,826,000	$4,791,000
Paid-in capital	5,638,000	4,689,000
Retained earnings	115,741,000	108,975,000
Accumulated other comprehensive income	2,587,000	2,048,000
	$128,792,000	$120,503,000

Unaudited

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding.  Diluted earnings per share is computed by dividing net income by the weighted-average common shares and potentially dilutive common equivalent shares outstanding determined as follows:

	Three Months Ended March 31,
	2006	2005
Numerator:
Net Income	$3,468,000	$2,731,000

Denominator:
Weighted-average shares outstanding used to compute basic EPS	4,305,338	4,252,403

Incremental shares issuable upon the exercise of stock options	1,798	9,082

Shares used to compute diluted EPS	4,307,136	4,261,485

Basic and Diluted net earnings per share	$.81	$.64

	Nine Months Ended March 31,
	2006	2005
Numerator:
Net Income	$10,633,000	$8,556,000

Denominator:
Weighted-average shares outstanding used to compute basic EPS	4,291,153	4,247,838

Incremental shares issuable upon the exercise of stock options	2,792	7,130

Shares used to compute diluted EPS	4,293,945	4,254,968

Basic and Diluted net earnings per share	$2.48	$2.01

Incremental shares issuable upon the assumed exercise of outstanding stock options are computed using the average market price during the related period. Excluded from the shares used to compute diluted earnings per share for the nine-month period of 2005, are 11,500 stock options because their inclusion would be anti-dilutive, since the stock option price was greater than the Company’s average common stock price for the period.

Unaudited

Stock Based Compensation

The Company granted stock options for the purchase of common stock to certain executive and managerial employees under the Company’s 1991 Stock Option Plan, whose expired granting authority has been transferred to the successor plan, the 2001 Stock Option Plan.  The options have an exercise price equal to the market price of the stock on the date of grant, a term of ten years and become exercisable, or vested, in equal installments over a five-year period from the date of grant so long as the employees remain in the continuous employ of the Company.  Prior to July 1, 2005, the Company applied Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations in accounting for stock options granted under the plan.  Under APB No. 25, compensation cost, if any, is recognized over the respective vesting period based on the difference, if any, on the date of grant, between the fair value of the Company’s common stock and the exercise price.  All options issued have an exercise price equal to the fair value on the date of grant.  Accordingly, no compensation cost has been recognized for those stock options.  On December 31, 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure”, which amends SFAS No. 123, “Accounting for Stock-Based Compensation”.  SFAS No. 148’s transition guidance and provisions for disclosures were effective for fiscal years ending after December 15, 2002.  The Company did not adopt fair value accounting for employee stock options under SFAS No. 123 and SFAS No. 148.  Since all outstanding stock awards are fixed stock options with no intrinsic value at the date of grant and were fully vested before the income statement periods presented, there would have been no change in reported net income and earnings per share had compensation cost been determined based on the fair value at the grant dates as prescribed by SFAS 123.  In addition, on July 1, 2005 the Company adopted SFAS No. 123R (revised 2004), “Share-Based Payment”, which replaced SFAS No. 123 and superseded APB Opinion No. 25, using the modified prospective application.  SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values in the first interim or annual period beginning after June 15, 2005.  The pro forma disclosures previously permitted under SFAS No. 123 will no longer be an alternative to financial statement recognition.  The adoption of SFAS 123R did not result in compensation cost being recorded, as all outstanding options were fully vested on the date of adoption.  During the nine month period ended March 31, 2006 no options were granted.

Income Taxes

The effective tax rate for the nine months ended March 31, 2006 was 34.5% compared to 38.6% in the comparable period of the prior year.  The decline was primarily attributable to a decrease of Federal income tax reserves resulting from settlement of an Internal Revenue Service Appeals case, in addition to the Domestic Manufacturers Deduction, which contributed to 1% of the decline in the rate, available as a result of the enactment of recent Federal tax legislation.

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

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
Net Sales:	2006	2005	2006	2005

Commercial	$32,815	$31,390	$96,727	$93,251
Residential	20,621	17,290	64,759	53,657
Aluminum Extrusion	36,399	28,992	94,976	85,809
Total Segments	89,835	77,672	256,462	232,717
Eliminations	(20,103)	(15,584)	(52,743)	(48,143)
Total	$69,732	$62,088	$203,719	$184,574

	Three Months Ended		Nine Months Ended
	March 31,		March 31,
Operating Income:	2006	2005	2006	2005

Commercial	$4,107	$3,573	$11,834	$10,777
Residential	3,097	2,874	11,352	9,001
Aluminum Extrusion	1,352	361	643	1,212
Total Segments	8,556	6,808	23,829	20,990
Eliminations	(716)	(161)	(533)	(41)
Corporate	(2,556)	(2,252)	(7,302)	(7,069)
Total	$5,284	$4,395	$15,994	$13,880

	March 31,	June 30,
Total Assets:	2006	2005

Commercial	$70,924	$66,353
Residential	29,769	32,076
Aluminum Extrusion	41,673	42,010
Total Segments	142,366	140,439
Corporate	22,542	11,192
Total	$164,908	$151,631

Legal Proceedings

Certain of the Company’s subsidiaries are defendants in a class-action lawsuit captioned Klotzer, et al. v. International Windows In Time, Inc. filed in November 2002 in the Superior Court for Solano County, California.  The suit alleges, among other things, that the Company’s 6200 Series aluminum windows produced since 1993 were defective in design and manufacture.  The plaintiffs seek monetary damages, attorneys’ fees and costs according to proof based upon various legal theories.  The Company believes that substantially identical lawsuits have been filed against at least six other aluminum window manufacturers.

Unaudited

The Company believes that the plaintiffs’ claims are without merit and intends to vigorously defend this lawsuit.  The Company’s insurers have accepted defense of the lawsuit, subject to a reservation of rights.  Trial date has been set for October 2, 2007.  The lawsuit is in the discovery stage, and no prediction can be made as to its eventual outcome.  The Company expects to incur additional legal expenses during the pendency of the lawsuit which are not expected to materially adversely affect the Company’s financial position or results of operations.  Based upon current information, management also believes that the ultimate disposition of the lawsuit will have no material adverse effect upon the Company’s financial position, results of operations or cash flows.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

General Overview

International Aluminum Corporation (“Company”) is an integrated manufacturer of quality aluminum and vinyl products for use in commercial and residential applications.  Our marketing brands are recognized leaders in their respective markets.  Operations are conducted throughout North America, with headquarters in Monterey Park, California.  The Company is organized into three business segments, Commercial Products, Residential Products and Aluminum Extrusion.  Our performance is dependent to a significant extent upon levels of new construction, repair and remodeling for residential and commercial applications in the geographic markets we serve, all of which are affected by such factors as interest rates, consumer confidence and economic outlook.

Unaudited

Net sales increased $7,644,000, or 12.3%, for the quarter ended March 31, 2006 and $19,145,000, or 10.4%, for the nine months then ended when compared with the respective prior year periods.  Cost of sales as a percentage of net sales was 77.7% for the current quarter, relatively unchanged from 77.6% for the same period last year, and for the nine-month period was 77.7%, also relatively unchanged from 77.5% for the same period last year.  Selling, general and administrative expenses increased $746,000 for the current quarter and $1,843,000 for the current nine month period compared to the same periods last year, although as a percentage of net sales decreased to 14.7% for the quarter and 14.5% year to date compared to 15.3% and 15.0%, respectively, for the comparable periods last year.

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

Commercial Products

Sales of the Commercial Products Group increased $1,518,000, or 4.9%, for the current quarter ended March 31, 2006 and $3,625,000, or 3.9%, for the nine months then ended compared to the same periods last year.  These gains reflect increased commercial construction activity together with increased sales prices and expanded geographic market penetration.

Cost of sales as a percentage of sales was 75.1% for the current quarter versus 76.3% for the same period last year and for the current nine-month period was 75.8% compared to 76.6% for the same period last year.  Despite experiencing increased aluminum costs, this Group was able to maintain material cost percentages over the current nine-month period and achieved slightly lower material cost percentages for the current quarter compared to the same periods last year.  Also contributing to the lower cost of sales percentages were decreased labor and overhead cost percentages compared to the same periods last year reflecting cost containment efforts coupled with volume efficiencies as a result of the aforementioned sales increases.

Selling, general and administrative expenses increased $225,000 for the current quarter and $580,000 for the current nine-month period compared to the same periods last year, and as a percentage of sales was 12.4% for the quarter and 12.0% year-to-date, virtually unchanged compared to the same periods last year.  These increases were mainly attributable to additional employment and sales representation costs of $233,000 and $524,000 for the current three and nine-month periods, respectively, relating to the increased sales.

Residential Products

Sales of the Residential Products Group increased $3,328,000, or 19.3%, for the quarter ended March 31, 2006 and $11,135,000, or 20.8%, for the nine months then ended compared to the same periods last year.  Consumer demand continues to stimulate new home construction, resales of existing homes and home improvement spending in the areas served by this Group.  New product development and increased sales prices have also contributed to the increase.

Unaudited

Cost of sales as a percentage of sales was 71.5% for the current quarter versus 69.6% for the same period last year and was relatively unchanged at 70.5% for the current year-to-date period versus 70.2% last year.  Higher material cost percentages due mainly to absorption of higher aluminum and energy surcharge costs were partially offset by declines in labor and overhead cost percentages.  Additional labor efficiency from the increased volume during the three and nine-month periods was offset by higher costs incurred for overtime and temporary help in order to meet on-time delivery commitments.

Selling, general and administrative expenses increased $401,000 for the current quarter and $741,000 for the current nine-month period compared to the same periods last year, and as a percentage of sales, decreased to 13.5% for the quarter compared to 13.8% for the same quarter last year and decreased to 11.9% for the current nine-month period versus 13.0% last year.  Increased expenses in the three and nine-month periods reflect $281,000 and $237,000, respectively, for higher legal costs and $136,000 and $493,000, respectively, for additional employment costs related to the increase in sales.  In addition, the current quarter incurred $137,000 in higher advertising costs while the current nine-month period reflects $117,000 for increased general liability insurance costs.  Partially offsetting the increases in the three and nine-month periods were decreases of $209,000 and $226,000, respectively, relating to retrospective workers’ compensation and general liability policies.

Aluminum Extrusion

Sales to outside customers of the Aluminum Extrusion Group increased $2,798,000, or 20.4%, for the quarter ended March 31, 2006 and $4,385,000, or 11.4%, for the nine months then ended compared to the same periods last year. During the current nine-month period the Group benefited from an increase in selling prices and a 4.9% increase in net tonnage shipped to outside customers as both facilities posted gains compared to the same period in the prior year. During the current quarter, sales at our California facility rebounded from a poor six-month period ending in December 2005 by posting a very strong 23.3% gain in tonnage shipped to outside customers compared to the same period last year, thereby achieving a year-to-date increase of 2.1%.  Increased demand from existing and new customers fueled the recent gain.  Increased selling prices have also contributed to current quarter and year-to-date sales increases of 33.3% and 9.7%, respectively, compared to the same periods last year.  Our Texas facility, however, did not fare as well as their tonnage shipped to outside customers declined slightly by 1.7% this quarter compared to the same period last year, the second straight quarter of decline, although they have still achieved an 8.4% improvement for the current nine-month period stemming from a very robust first quarter increase.  Increased selling prices compensated for the decline in tonnage as this facility posted a 6.9% increase in sales for the quarter compared to the same period last year. Although their year-to-date sales gain is a strong 13.7%, compared to the same period last year, further gains were hampered somewhat by reduced shipments to the sales areas impacted by the hurricanes suffered during the December quarter in the Gulf Coast region.

Cost of sales as a percentage of sales was 94.0% for the current quarter compared to 95.3% for the same period last year and for the current nine-month period was 96.3% versus 95.5% for the comparable period last year. A combination of factors contributed to these results.  At both facilities, cost of sales as a percentage of sales decreased for the current quarter compared to the same period last year but increased for the current nine-month period compared to last year.  Due to the highly competitive marketplace, selling

Unaudited

prices were increased directly in line with the increased cost of aluminum, resulting in increased material cost percentages for both the current quarter and year-to-date periods.  During the current quarter, and to a lesser extent for the year-to-date period, labor and overhead cost percentages declined as a result of the increased selling prices coupled with efficiencies achieved as a result of increased total volume this quarter, fueled in part by resurgent demand from intercompany customers, particularly beneficial to the Texas facility this quarter.  The impact of increased utility costs, which had hindered prior quarters’ results, has been lessened this period due to the implementation, during the second quarter, of energy surcharges levied on our customers, totaling $388,000 for the current quarter and $581,000 for the current nine-month period.

Selling, general and administrative expenses decreased $184,000 for the current quarter but increased $289,000 for the current nine-month period compared to the same periods last year, and as a percentage of sales was 2.3% for the current quarter compared to 3.5% in the same period last year and for the current nine-month period was 3.1%, virtually unchanged from last year.  The current quarter decrease reflects a swing from $245,000 in expense in the prior year quarter to $66,000 of income in the current quarter relating to retrospective workers’ compensation and general liability policies.  The increase in the current nine-month period includes $219,000 in higher employment and sales representation costs related to the aforementioned increase in sales.

Corporate

General and administrative expenses increased $304,000 for the current quarter and $233,000 for the current nine-month period compared to the same periods last year, and as a percentage of consolidated net sales was 3.7% for the quarter and 3.6% year-to-date, virtually unchanged compared to the comparable periods last year.  The comparisons primarily reflect the prior year benefiting from a reduction in costs during the third quarter due to a one-time recovery of $265,000 for previously paid legal fees.

The increase in net interest income compared to the prior year’s three and nine-month periods resulted from increased funds available for investment combined with higher rates of return.

The effective tax rate for the nine months ended March 31, 2006 was 34.5% compared to 38.6% in the comparable period of the prior year.  The decline was primarily attributable to a decrease of Federal income tax reserves resulting from settlement of an Internal Revenue Service Appeals case, in addition to the Domestic Manufacturers Deduction, which contributed to 1% of the decline in the rate, available as a result of the enactment of recent Federal tax legislation.

Unaudited

Liquidity and Capital Resources

Working capital at March 31, 2006 stood at $84,038,000, an increase of $6,484,000 from June 30, 2005.  The ratio of current assets to current liabilities was 3.8 compared to 4.1 at the beginning of the year.

The Company projects net capital expenditures of approximately $5,750,000 for fiscal 2006 for expansion of production capacity, as well as normal recurring capitalized replacement items.  The Company anticipates financing these expenditures through internal cash flow and cash reserves.  The Company’s lines of credit remain unchanged from those described in the Company’s latest annual report on Form 10-K.

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

Unaudited

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

The Company has carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures as of the end of the period covered by this report. The Company’s management, including the Company’s Disclosure Committee, chief executive officer and chief financial officer, supervised and participated in the evaluation.  Based on the evaluation, the chief executive officer and the chief financial officer concluded that the Company’s disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

The Company’s evaluation of its internal control over financial reporting during the fiscal quarter to which this report relates identified no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

Certain of the Company’s subsidiaries are defendants in a class-action lawsuit captioned Klotzer, et al. v. International Windows In Time, Inc. filed in November 2002 in the Superior Court for Solano County, California.  The suit alleges, among other things, that the Company’s 6200 Series aluminum windows produced since 1993 were defective in design and manufacture.  The plaintiffs seek monetary damages, attorneys’ fees and costs according to proof based upon various legal theories.  The Company believes that substantially identical lawsuits have been filed against at least six other aluminum window manufacturers.

The Company believes that the plaintiffs’ claims are without merit and intends to vigorously defend this lawsuit.  The Company’s insurers have accepted defense of the lawsuit, subject to a reservation of rights.  Trial date has been set for October 2, 2007.  The lawsuit is in the discovery stage, and no prediction can be made as to its eventual outcome.  The Company expects to incur additional legal expenses during the pendency of the lawsuit which are not expected to materially adversely affect the Company’s financial position or results of operations.  Based upon current information, management also believes that the ultimate disposition of the lawsuit will have no material adverse effect upon the Company’s financial position, results of operations or cash flows.

Unaudited

Item 6.  Exhibits.

(a)           Exhibits:

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)           Reports on Form 8-K:

Date of Report	Item Reported

February 27, 2006	Press release issued announcing the Company’s response to a press release issued by plaintiff’s attorneys in a previously reported class-action lawsuit.

March 16, 2006	Advisement to shareholders, and others, that IAL maintains a copy of its Corporate Governance Guidelines on its website.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

International Aluminum Corporation
(Registrant)

Date:	May 8, 2006	/s/ MITCHELL K. FOGELMAN
Mitchell K. Fogelman
Senior Vice President – Finance
(Principal Financial Officer)

Date:	May 8, 2006	/s/ MICHAEL J. NORRING
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