Form 10-K
period 2006-06-30
INTERNATIONAL ALUMINUM CORP
filed 2006-09-12
CIK 51103

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended June 30, 2006

OR

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   ☐   No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes   ☐   No   ☒

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

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant on December 30, 2005, the last business day of the registrant’s most recently completed second fiscal quarter, was $95,115,741 (based on the closing sales price of the registrant’s common stock on that date).  As of September 1, 2006, 4,305,338 shares of the registrant’s common stock were issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Registrant’s Annual Report to Shareholders for fiscal year ended June 30, 2006 is incorporated by reference into Parts I and II.

Portions of the Registrant’s definitive Proxy Statement for the 2006 Annual Meeting of Shareholders are incorporated by reference into Part III.

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

b.              FINANCIAL INFORMATION ABOUT SEGMENTS

This information is included on pages 4 and 24 of the Registrant’s 2006 Annual Report to Shareholders and is hereby incorporated by reference.

c.                  NARRATIVE DESCRIPTION OF BUSINESS

Processes and Products

Residential

Residential products are fabricated from aluminum and vinyl into a broad line of horizontal sliding windows, vertical sliding windows, casement windows, garden windows, bay and bow windows, special configuration windows, louvre windows, patio doors and related products.  These products are used in new residential construction and in remodeling, home improvement and replacement.

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

Aluminum extrusions produced by the Company are used in fabricating substantially all of its other aluminum products. During fiscal 2006, approximately 48% of extrusions produced were sold to non-affiliated customers.  The Company also furnishes design services to assist its customers in developing or better utilizing custom extrusions.

Sales and Distribution

The Company markets its residential products primarily to lumber yards, home improvement centers, independent dealers and distributors.  Commercial building products are marketed primarily to glazing and tenant improvement contractors.  Aluminum extrusions are marketed principally by direct sales to other manufacturers.  The Company has no long-term contracts with customers.

Each of the Company’s subsidiaries has its own administrative and sales organizations.  Sales are made primarily in North America.

No customer accounted for more than 5% of net sales in 2006, and no material part of the business is dependent upon a single customer or a few customers, the loss of any one or more of whom would have a materially adverse effect on the business of the Company.  The Company does business on a current basis and has no significant backlog of unfilled firm orders.

Seasonality

Sales of products designed for residential and commercial applications are subject to cyclical swings in new construction activity and to seasonal fluctuations due to reduced construction activity in some marketing areas during the winter months (second and third quarters).

Materials

The Company purchases its aluminum requirements from primary aluminum producers under supply agreements at market prices, or spot metal brokers.  Although increased worldwide demand produces periods of tight supply of aluminum, the Company has had satisfactory experience to date in obtaining sufficient raw materials to meet its requirements and does not anticipate material shortages that would significantly hamper its operations.

Flat glass used in the Company’s products is purchased from domestic glass manufacturers. The Company has had satisfactory experience to date in obtaining sufficient glass to meet its requirements.

The Company produces the aluminum extrusions used in the products it manufactures and sells.  Vinyl, hardware and small parts are purchased from numerous outside sources.

Working Capital

To maintain an adequate supply of aluminum to meet customer delivery requirements and to assure itself of a continuous allotment of materials from its suppliers, the Company may at times carry a significant inventory of aluminum.  Depending on price and availability, bulk quantities may be purchased from either primary aluminum producers or from spot metal brokers.

The Company does not believe there are any abnormal working capital requirements associated with any of its product groups as merchandise is normally produced for specific customer orders or shipped from inventory.  As a general practice, extended payment terms are not granted to customers.

Employees

As of June 30, 2006, the Company had approximately 1,600 full-time employees, approximately 750 of whom were covered by various collective bargaining agreements.  Management believes that the Company’s employee relations are good.  No collective bargaining agreements are due to expire in the upcoming year.

Patents

The Company has no material patents, either issued or pending, and is not a party to any significant licensing agreements.

Competition

The Company’s business is highly competitive.  Competition in all product lines is on the basis of price performance, quality, brand reputation, style, delivery, customer service and exclusivity.  The manner and extent of such competition depends on the product and relevant marketing area.  The Company faces competition primarily from numerous fabricators. Several of the Company’s major competitors in selling commercial products and aluminum extrusions are substantially larger, more diversified and have greater resources than the Company.

Expansion of its product lines could result in the Company competing with certain of its present customers.  While the Company cannot accurately predict the effect, if any, that such development would have on its business, the Company anticipates no material adverse effect.

Government Regulation

The Company’s aluminum extrusion, anodizing, painting and manufacturing facilities are subject to water and air pollution control standards mandated by federal, state and local laws. While the Company anticipates no material capital expenditures to meet established environmental quality control standards, there can be no assurance that more stringent standards will not be established which might require such expenditures.

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

d.                                                              FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS

The information concerning income before taxes of foreign and domestic operations for fiscal years 2006, 2005 and 2004 is set forth in Note 9 to the consolidated financial statements included on page 23 of the Company’s 2006 Annual Report incorporated herein by reference.  There is no other significant related information regarding foreign operations.

e.                                                               AVAILABLE INFORMATION

The Company maintains a website at www.intlalum.com.  The Company makes available on its website, free of charge, its periodic reports filed with the Securities and Exchange Commission, or SEC, as soon as is reasonably practicable after filing.  The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC maintains an internet site (http://www.sec.gov) that contains our reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

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

ITEM 1A.              RISK FACTORS

Our business and operations are subject to a number of risks and uncertainties.  These include, but are not limited to, those discussed below in this Section 1A, which we consider to be most relevant to our current business activities.  These risks and uncertainties could cause our actual future business and financial results to differ from our past results.  They also could cause our actual results to vary from expected results described in statements elsewhere in this Report that constitute “forward-looking statements” under the Private Securities Litigation Reform Act of 1995.  The occurrence of any of these risks or uncertainties, or of other risks and uncertainties not presently known to us or that we consider immaterial at present, could have a material adverse effect on our business, financial condition, and results of operations.

Our business is dependent upon residential and commercial real estate construction and remodeling activities and declines in these activities could adversely affect our revenues and results of operations.

Our revenues and results of operations are directly affected by levels of new residential and commercial real estate construction and remodeling and replacement activities in North America, and declines in these activities could adversely affect our revenues and results of operations.  Mortgage lending rates and other prevailing interest rates, energy costs, consumer confidence, general and regional economic conditions and weather conditions, generally, can significantly impact the levels of these activities. New housing starts in our primary geographic markets have declined in recent months, and there is no assurance that they will not decline further.  Historically, we have sought to offset the impact on our revenues of declines in residential and commercial real estate activities by seeking to increase our market share in the geographic markets we serve and, to a lesser extent, new product introductions and expansion into new geographic markets.  Historically, we have not pursued growth through acquisitions, although we may seek to do so at any time. Consequently, our financial performance will depend, in part, upon our ability to increase our penetration in our existing markets and to introduce new products or enter new geographic markets in the event of such declines.

We face significant competition.

The markets for our residential and commercial products are highly competitive.  Competition in our residential, commercial and extrusion segments is based largely on price performance, quality, brand reputation, style, delivery, customer service and exclusivity.  Although the relative importance of such factors varies among our customers and product categories, price is often a primary factor.  Our ability to maintain or increase our market positions and to grow our businesses depends to a significant extent upon our success in managing our cost structure and competing effectively on price.

Our operating results are affected by the cost and availability of aluminum, vinyl resins, glass and other commodities, and cost increases may adversely affect our results of operations.

If we experience unexpected or unusual cost increases for raw materials, energy or other commodities, it may be difficult for us to pass these increased costs on to our non-affiliated customers due to outstanding commitments, competitive considerations and our customers’ resistance to accepting such price increases.  We have occasionally encountered unusual price increases in aluminum raw materials due to supply shortages or other factors.  A substantial increase in the cost of raw material or other commodities from our suppliers could adversely impact our results of operations.

Our ability to grow could be adversely affected if we are not successful in developing or acquiring new facilities.

We may seek to expand our business by developing or selectively acquiring new facilities.  Our ability to grow could be adversely affected if we are not successful in our development and acquisition activities.

We are subject to potential product liability claims and other litigation, which could be costly to defend and could result in liability to us.

Residential and commercial builders and remodelers, including our customers, are increasingly subject to construction defect and warranty claims in the ordinary course of their business.  These claims are increasingly leading to product defect and similar claims, including putative class actions, against manufacturers of roofing, siding, windows and similar building components.  We also are subject to direct claims for product liability that can be costly to defend and can result in significant liability.  See Part I, Item 3, and Note 4 to the Notes of Consolidated Financial Statements included in Item 8 of this Report for additional information about litigation involving our businesses, including a pending class-action lawsuit based upon alleged defects in some of our residential aluminum window products.

Our international business has different risks from those of our United States business, including currency exchange risks.

Approximately 6% of our sales are derived outside of the United States (principally in Canada) and are transacted in currencies other than U.S. Dollars (principally the Canadian Dollar).  Our international business faces political, monetary, economic and other risks that vary from those facing our United States operations.  Our operating results also can fluctuate based on changes in U.S. Dollar exchange rates, which also present difficulties in comparing our operating performance from period to period.

The loss of key executives and our failure to attract additional qualified management personnel could negatively impact our business and operations.

We depend highly upon our senior management personnel, and we anticipate the need to hire additional qualified persons to add depth to our management team.  We also will need to hire and train additional managers in connection with any increased development or acquisition of new facilities.  The loss of the services of any member of our senior management, or our inability to hire, train and effectively utilize additional qualified management personnel, could have a material adverse effect on our business and operations.

Our administrative expenses also will increase to the extent we hire additional management personnel.

Our revenues and results of operations will fluctuate.

Our revenues, expenses, and results of operations will vary from quarter-to-quarter as a result of a number of factors, many of which are outside our control.  These factors include:

•                  seasonal and cyclical changes that may adversely affect the residential and commercial real estate construction markets;

•                  demand and price for our products;

•                  fluctuations in the price of raw materials and other commodities;

•                  delays in developing and introducing products;

•                  unexpected downtime in operations due to work stoppages or other employee problems;

•                  increased expenses related to operations, administration, litigation claims, or otherwise;

•                  the mix of revenues derived from product sales;

•                  the hiring, retention, and utilization of management and other personnel;

•                  general economic factors;

•                  changes in generally accepted accounting principles affecting our reported financial results; and

•                  changes in tax laws and the effect on our effective tax rates.

We may undertake strategic transactions that may fail to occur or to enhance shareholder value.

From time to time, we may consider possible strategic transactions, including potential acquisitions, dispositions, and other alternatives, with the goal of increasing shareholder value.  We may incur significant transaction costs in connection with any such transaction, whether or not any transaction is actually completed.  Any strategic transaction we complete also may result in non-recurring or other charges and may pose significant integration challenges and management and business disruptions, any of which could adversely affect our results of operation and business prospects.

We may be liable for contamination or other harm caused by materials that we handle, and changes in environmental regulations could cause us to incur additional expense.

Our manufacturing operations involve the handling of hazardous materials, and we are subject to federal, state and local laws and regulations governing the use, handling, storage and disposal of hazardous materials.  If violations of environmental, health and safety laws occur, we could be held liable for damages, penalties and costs of remedial actions, which could have a material adverse effect on our financial condition and results of operations.  We may violate environmental, health and safety laws in the future as a result of human error, equipment failure or other causes.  Environmental laws also could become more stringent in the future, imposing greater compliance costs and increasing risks and penalties associated with violations.  We may be subject to potentially conflicting and changing regulatory agendas of political, business and environmental groups.  Our failure to comply with new or existing laws or regulations could harm our business and results of operations.  Changes to or restrictions on permitting requirements or processes, hazardous or biological material storage or handling might require an unplanned capital investment or relocation of our facilities, which could adversely affect our business and operations.

We may be unable to obtain permits that are required to operate our business.

Although we have obtained permits necessary to operate our existing facilities the granting of these permits is also often subject to resistance from citizen or other groups and other political pressures.  Our failure to obtain or renew the permits necessary to operate our facilities could have a material adverse effect on our business and operations.

The market price of our stock is subject to fluctuation.

The market price of our common stock is likely to fluctuate and could be adversely affected by many factors, including:

•                  announcements of new products or new strategic relationships by us or our competitors;

•                  actual or anticipated fluctuations in our operating results due to declines in revenues, increased expenses or other factors;

•                  changes in financial estimates by securities analysts, and whether our earnings meet or exceed such estimates;

•                  conditions and trends in our industry, including cyclical declines in the residential or commercial real estate construction activity;

•                  general economic and market conditions and other factors;

•                  the adoption and implementation of new accounting standards; and

•                  the occurrence of any of the other risks described in this Form 10-K or in our future filings with the Securities and Exchange Commission.

Any disruption at our facilities could increase our expenses.

We take precautions to safeguard our facilities against the risks to which they are subject, including by means of insurance and health and safety protocols.  However, a natural disaster, such as a fire, flood or earthquake, could cause substantial disruptions in our operations, damage or destroy our manufacturing equipment or inventory, and cause us to incur additional expenses. The insurance we maintain against fires, floods, earthquakes and other natural disasters may not be adequate to cover our losses in any particular case.

Our financial results for future periods may be adversely affected by changes required by financial and accounting regulatory agencies.

Our reported financial results may be adversely affected by changes in accounting principles. Generally accepted accounting principles in the United States are subject to interpretation by the Public Company Accounting Oversight Board, the Securities and Exchange Commission, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect even the reporting of transactions completed before the announcement of a change.  Although we believe that our accounting practices are consistent with current accounting pronouncements, changes to or interpretations of accounting methods or policies in the future may require us to reclassify, restate or otherwise change or revise our financial statements.

Concentration of ownership by our principal shareholder may prevent a change of control and influence other significant corporate decisions.

As of June 30, 2006, Cornelius C. Vanderstar owned beneficially more than 40% of our outstanding common stock. As a result of his ownership, Mr. Vanderstar will be able to significantly affect the outcome of any matters requiring shareholder approval, including the election of directors and approval of mergers and other significant corporate transactions, and will have significant control over our management and policies.  Mr. Vanderstar, who was 91 as of June 30, 2006, may have interests that are different from those of our shareholders, generally, and may support proposals and actions with which our other shareholders may disagree.  The concentration of ownership of our outstanding stock could discourage a potential acquirer from attempting to obtain control of our company, which in turn could adversely affect the market price of our common stock.  In addition, Mr. Vanderstar could use his voting power to effectively maintain our existing management and directors in office, delay or prevent changes of control of our company, or support or reject other management and board proposals that are subject to shareholder approval, such as adoption or amendments to employee stock option plans and approvals of significant financing transactions.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

The following table sets forth information concerning the location, size and use of the Company’s present facilities:

	Square
Location	Feet (A)		Use

Alhambra, CA	185,000		Aluminum extrusions,
			foundry & finishing
Waxahachie, TX	269,000		Aluminum extrusions
			& finishing
South Gate, CA	189,000		Residential products
Hayward, CA	149,000		Residential products
Phoenix, AZ	100,000		Residential products
Vernon, CA	134,000		Commercial products
Bedford Park, IL	81,000		Commercial products
Boston, MA	15,000	(L)	Commercial products
Detroit, MI	12,000	(L)	Commercial products
Waxahachie, TX	159,000		Commercial products
Denver, CO	16,000	(L)	Commercial products
St. Louis, MO	23,000	(L)	Commercial products
Dallas, TX	36,000	(L)	Commercial products
Houston, TX	19,000	(L)	Commercial products
Rock Hill, SC	74,000		Commercial products
Atlanta, GA	37,000	(L)	Commercial products
Baltimore, MD	20,000	(L)	Commercial products
Langley, B.C., Canada	63,000		Commercial products
Guelph, Ontario, Canada	72,000		Commercial products
Houston, TX	57,000		Commercial products
Waxahachie, TX	60,000		Commercial products
Dallas, TX	14,000	(L)	Commercial products
Monterey Park, CA	19,000	(L)	Executive offices

(A)  Includes manufacturing, warehouse and office space; excludes construction in process, parking and yard storage space.

(L)  Indicates leased premises.

Of the 1,803,000 square feet exhibited above, 1,592,000 square feet are owned by the Company.  The balance of 211,000 square feet is leased under agreements expiring at various dates.  The Company believes that its facilities are adequate for its current and anticipated future levels of operations.

ITEM 3.  LEGAL PROCEEDINGS

Klotzer, et al. v. International Windows In Time, Inc.

International Aluminum Corporation and certain of its subsidiaries are defendants in the above-referenced lawsuit (Case no. FCS021196) filed in December 2002 in the Superior Court for Solano County, California.  The plaintiffs in the lawsuit are the owners of seven homes in which the Company’s Series 6200 windows are installed.  The same lawyers who represent them in this action have also brought similar class actions against other manufacturers of aluminum windows in California

In their Third Amended Complaint filed in August 2005, the plaintiffs assert various causes of action, including strict product liability, breach of warranty, and violation of the California Consumer Legal Remedies Act.  The plaintiffs also purport to represent a statewide class of persons who own buildings in California that contain the Company’s Series 6200 horizontal sliding, vertical hung, or fixed aluminum windows manufactured during the period 1993 to the present.  In November 2005, the Court certified the plaintiff class.

According to plaintiffs, the essence of their claims is that the Series 6200 windows leak at the lower corners.  Plaintiffs contend that these leaks are caused by the design and manufacture of the lower corners and voids and gaps in the sealant used in the window corners; and that the leaking windows have damaged parts of the homes in which they were installed.  Plaintiffs also claim that the windows do not perform as warranted and do not perform in compliance with American Architectural Manufacturer’s Association, or AAMA, standards.  The Company denies all of these allegations.

There are approximately 80,000 owners of the Series 6200 windows in the class.  The named plaintiffs seek actual and punitive damages, as well as injunctive and restitutionary relief on their claims, including the cost to remove and replace all of the Series 6200 windows in the class.  The Company denies any liability.

The Company’s insurers have accepted the defense of this lawsuit under reservation of rights.  The scope of the Company’s insurance coverage may depend upon the ultimate disposition of the plaintiffs’ claims.

The Company believes the plaintiffs’ claims are without merit, and it intends to vigorously defend this lawsuit.  The lawsuit is in the discovery phase, and the Company cannot predict its outcome or the extent to which insurance would be available to cover any eventual judgment or settlement in the lawsuit.

Other Matters

The Company is regularly involved in a number of lawsuits and proceedings arising in the ordinary course of its business and operations.  The Company does not expect these matters, individually or in the aggregate, to have a material adverse effect on the Company’s financial condition or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.          MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is traded on the New York Stock Exchange under the symbol IAL.  The market and dividend information included on page 10 of the Company’s 2006 Annual Report to Shareholders is incorporated herein by reference.

There are no restrictions of future cash dividends.

There were approximately 280 shareholders of record of the Company’s common stock at June 30, 2006.

ITEM 6.         SELECTED FINANCIAL DATA

Selected financial data pertaining to the Company for the last five years is set forth on page 4 of the Company’s 2006 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7.        MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This information is set forth on pages 2 through 10 of the Company’s 2006 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Fluctuating foreign exchange rates may impact the Company’s earnings.  The Company’s foreign exchange exposure is related exclusively to activities associated with its Canadian subsidiaries.  The Company does not attempt to manage these risks by entering into forward exchange contracts.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Part IV, Item 15, which is incorporated herein by reference.

ITEM 9.        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.        CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under Securities and Exchange Commission, or SEC, rules, the Company is required to maintain disclosure controls and procedures designed to ensure that information required in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  As part of the Company’s system of disclosure controls and procedures, we have created a Disclosure Committee, which consists of certain members of the Company’s senior management.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934 is accumulated and communicated to management, including the chief executive officer, chief financial officer and other members of the Disclosure Committee, as appropriate to allow timely decisions regarding required disclosure.

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

See “MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING” for management’s report on our internal control over financial reporting appearing in the Company’s 2006 Annual Report to Shareholders.

See “REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” for our independent registered public accounting firm’s report on our internal control over financial reporting appearing in the Company’s 2006 Annual Report to Shareholders.

Changes in Internal Control Over Financial Reporting

The Company’s evaluation of its internal control over financial reporting during the fourth quarter of the year ended June 30, 2006 identified no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

None.

PART III

The information required under Part III will be contained in the Company’s definitive Proxy Statement for the 2006 Annual Meeting of Shareholders, which information is incorporated herein by reference.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The following items contained in the Company’s 2006 Annual Report to Shareholders are incorporated herein by reference:

Page
(a)	1.	Financial Statements
Consolidated Financial Statements
Balance sheets - June 30, 2006 and 2005
Statements for the three years ended June 30, 2006 -
Income
Shareholders’ equity
Cash flows
Notes to consolidated financial statements
Report of Independent Registered Public Accounting Firm

	2.	Financial Statement Schedules
		Report of Independent Registered Public Accounting Firm on Financial Statement Schedule	F-1
		Schedule for the three years ended June 30, 2006 - II Valuation and qualifying accounts	F-2

The following exhibits are filed as part of this report:

(a)  3.  Exhibits

3.1	Restated Articles of incorporation of International Aluminum Corporation
3.2	By-laws of International Aluminum Corporation
10.1	International Aluminum Corporation 1991 Stock Option Plan
10.2	International Aluminum Corporation 2001 Stock Option Plan
10.3	Schedule of Non-Employee Director Compensation
10.4	Collective Bargaining Agreement dated November 1, 2005, between our International Extrusion Corporation subsidiary and Cabinet Makers, Millmen and Industrial Carpenters Local 721.
10.5	Collective Bargaining Agreement dated December 5, 2004 between our United States Aluminum Corporation subsidiary and International Brotherhood of Teamsters Local Union #986.
10.6	Collective Bargaining Agreement dated March 1, 2005 between our International Window Northern California subsidiary and Glaziers Architectural Metal & Glass Workers Local 1621.
10.7	Collective Bargaining Agreement dated June 5, 2005 between our International Window Arizona, Inc. subsidiary and Industrial Carpenters Local Union No. 2093.
10.8	Collective Bargaining Agreement dated March 27, 2006 between our International Extrusion Corporation/Texas subsidiary and Teamsters, Local 19, Airline, Aerospace and Allied Employees.
10.9	Revolving Note Agreement dated as of November 4, 2005, between International Aluminum Corporation and City National Bank.

10.10	Change of Control Agreement dated as of September 8, 2006, between International Aluminum Corporation and Ronald L. Rudy.
10.11	Change of Control Agreement dated as of September 8, 2006, between International Aluminum Corporation and William G. Gainer.
10.12	Change of Control Agreement dated as of September 8, 2006, between International Aluminum Corporation and Mitchell K. Fogelman.
10.13	Change of Control Agreement dated as of September 8, 2006, between International Aluminum Corporation and Michael J. Norring.
13.1	Annual Report to Shareholders
14.1	Code of Business Conduct and Ethics
14.2	Code of Ethics for Senior Executives and Senior Financial Officers
21.1	Subsidiaries of the Registrant
23.1	Consent of PricewaterhouseCoopers LLP
31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)  Reports on Form 8-K filed during the quarter ended June 30, 2006:

May 5, 2006 - Reporting the press release dated May 4, 2006 announcing financial results for the third quarter ended March 31, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL ALUMINUM CORPORATION

Date:	September 8, 2006	By:	MITCHELL K. FOGELMAN
Mitchell K. Fogelman
Senior Vice President-Finance;
Chief Financial Officer and
Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

CORNELIUS C. VANDERSTAR	Chairman of the Board	September 8, 2006
Cornelius C. Vanderstar

RONALD L. RUDY	Director; President and	September 8, 2006
Ronald L. Rudy	Chief Executive Officer

MITCHELL K. FOGELMAN	Senior Vice President-Finance;	September 8, 2006
Mitchell K. Fogelman	Chief Financial Officer and
Secretary

MICHAEL J. NORRING	Controller and Chief	September 8, 2006
Michael J. Norring	Accounting Officer

JOHN P. CUNNINGHAM	Director	September 8, 2006
John P. Cunningham

ALEXANDER L. DEAN	Director	September 8, 2006
Alexander L. Dean

JOEL F. McINTYRE	Director	September 8, 2006
Joel F. McIntyre

NORMA A. PROVENCIO	Director	September 8, 2006
Norma A. Provencio

DAVID C. TREINEN	Director	September 8, 2006
David C. Treinen

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING
FIRM ON FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of

International Aluminum Corporation:

Our audits of the consolidated financial statements, of management’s assessment of the effectiveness of internal control over financial reporting and of the effectiveness of internal control over financial reporting referred to in our report dated September 8, 2006 appearing in the 2006 Annual Report to Shareholders of International Aluminum Corporation (which report, consolidated financial statements and assessment are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 15(a)(2) of this Form 10-K.  In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

PricewaterhouseCoopers LLP

Los Angeles, California

September 8, 2006

F-1

INTERNATIONAL ALUMINUM CORPORATION AND SUBSIDIARIES

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS

For The Three Years Ended June 30, 2006

	Balance at	Amounts	Amounts	Balance at
	Beginning	Charged	Written	End
Description	of Year	to Income	Off	of Year

Reserves for doubtful accounts
2006	$1,244,000	$383,000	$724,000	$903,000
2005	1,447,000	417,000	620,000	1,244,000
2004	1,384,000	446,000	383,000	1,447,000

F-2