Form 10-Q
period 2006-09-30
INTERNATIONAL ALUMINUM CORP
filed 2006-11-06
CIK 51103

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE
SECURITIES EXCHANGE ACT OF 1934

For quarter ended September 30, 2006
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

At November 1, 2006 there were 4,305,338 shares of Common Stock outstanding.

INTERNATIONAL ALUMINUM CORPORATION

PART I — FINANCIAL INFORMATION

Unaudited

Item 1.  Financial Statements.

International Aluminum Corporation

Condensed Consolidated Balance Sheets

	Sept. 30, 2006	June 30, 2006
Assets
Current assets:
Cash and cash equivalents	$18,922,000	$20,446,000
Accounts receivable, net	53,443,000	49,825,000
Inventories	49,612,000	46,917,000
Prepaid expenses and deposits	3,015,000	1,856,000
Deferred income taxes	3,104,000	3,104,000

Total current assets	128,096,000	122,148,000

Property, plant and equipment, at cost	130,621,000	129,639,000
Accumulated depreciation	(83,034,000)	(81,846,000)

Net property, plant and equipment	47,587,000	47,793,000

Other assets:
Goodwill	690,000	689,000
Other	2,568,000	2,318,000

Total other assets	3,258,000	3,007,000

Total Assets	$178,941,000	$172,948,000

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$16,593,000	$16,619,000
Accrued liabilities	13,861,000	15,282,000
Income taxes payable	4,053,000	1,863,000

Total current liabilities	34,507,000	33,764,000

Deferred income taxes	5,527,000	5,527,000

Total liabilities	40,034,000	39,291,000

Shareholders’ equity	138,907,000	133,657,000

Total Liabilities and Shareholders’ Equity	$178,941,000	$172,948,000

See accompanying notes to condensed consolidated financial statements.

Unaudited

International Aluminum Corporation

Condensed Consolidated Statements of Income

	Three Months Ended
	September 30,
	2006	2005
Net sales	$80,622,000	$68,257,000
Cost of sales	59,290,000	52,942,000
Gross profit	21,332,000	15,315,000
Selling, general and administrative expenses	10,909,000	9,599,000
Income from operations	10,423,000	5,716,000
Interest (income), net	(125,000)	(51,000)
Income before income taxes	10,548,000	5,767,000
Provision for income taxes	4,030,000	2,180,000
Net income	$6,518,000	$3,587,000

Earnings per share — Basic and Diluted:	$1.51	$.84

Shares used to compute EPS:
Basic	4,305,338	4,274,355
Diluted	4,306,635	4,279,234

Cash dividends per share	$.30	$.30

See accompanying notes to condensed consolidated financial statements.

Unaudited

International Aluminum Corporation

Condensed Consolidated Statements of Cash Flows

	Three Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income	$6,518,000	$3,587,000
Adjustments for noncash transactions:
Depreciation and amortization	1,433,000	1,463,000
Changes in assets and liabilities:
Receivables	(3,608,000)	1,129,000
Inventories	(2,690,000)	2,033,000
Prepaid expenses and other	(1,409,000)	(1,161,000)
Accounts payable	(34,000)	2,410,000
Accrued liabilities	(1,421,000)	(1,556,000)
Income taxes payable	2,192,000	921,000

Net cash provided by operating activities	981,000	8,826,000

Cash flows from investing activities:
Capital expenditures	(1,230,000)	(1,162,000)
Proceeds from sales of capital assets	15,000	23,000

Net cash used in investing activities	(1,215,000)	(1,139,000)

Cash flows from financing activities:
Dividends paid to shareholders	(1,292,000)	(1,284,000)
Exercise of stock options	—	341,000

Net cash used in financing activities	(1,292,000)	(943,000)

Effect of exchange rate changes	2,000	52,000

Net change in cash and cash equivalents	(1,524,000)	6,796,000

Cash and cash equivalents at beginning of period	20,446,000	12,437,000

Cash and cash equivalents at end of period	$18,922,000	$19,233,000

See accompanying notes to condensed consolidated financial statements.

Unaudited

International Aluminum Corporation

Notes To Condensed Consolidated Financial Statements

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which consist solely of normal recurring adjustments unless otherwise disclosed) necessary for fair statement, in all material respects, of the Company’s financial position as of September 30, 2006 and June 30, 2006, and the results of operations for the three months ended September 30, 2006 and 2005, and the cash flows for the three months ended September 30, 2006 and 2005.  The results of operations for the three months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

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

Comprehensive Income

Comprehensive income, defined as net income and other comprehensive income, for the quarters ended September 30, 2006 and 2005 was $6,542,000 and $4,177,000, respectively.  Other comprehensive income includes foreign currency translation adjustments recorded directly in shareholders’ equity.

Balance Sheet Components	Sept. 30, 2006	June 30, 2006
Inventories, lower of FIFO cost or market
Raw materials	$41,415,000	$39,531,000
Work in process	1,482,000	898,000
Finished goods	6,715,000	6,488,000
	$49,612,000	$46,917,000
Shareholders’ Equity
Common stock	$4,826,000	$4,826,000
Paid-in capital	5,639,000	5,639,000
Retained earnings	125,286,000	120,060,000
Accumulated other comprehensive income	3,156,000	3,132,000
	$138,907,000	$133,657,000

Unaudited

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding.  Diluted earnings per share is computed by dividing net income by the weighted-average common shares and potential common shares outstanding, determined as follows:

	Three Months Ended September 30,
	2006	2005
Numerator:
Net Income	$6,518,000	$3,587,000

Denominator:
Weighted-average shares outstanding used to compute basic EPS	4,305,338	4,274,355

Incremental shares issuable upon the exercise of stock options	1,297	4,879

Shares used to compute diluted EPS	4,306,635	4,279,234

Basic and Diluted net earnings per share	$1.51	$.84

Incremental shares issuable upon the assumed exercise of outstanding stock options are computed using the average market price during the related period.

Income Taxes

The effective tax rate for the three months ended September 30, 2006 was 38.2% as compared to 37.8% in the comparable period of the prior year.  The increase was primarily attributable to a new margin tax resulting from recent enactment of Texas state tax legislation.  The legislation repealed the franchise tax previously based on capital or earned surplus and imposes a tax calculated on taxable margin and is now accounted for as an income tax under SFAS 109.

Unaudited

Segment Information

The Company’s operations are organized and managed by product type.  The Company currently operates in three segments of the building products industry:  Commercial Products, Residential Products and Aluminum Extrusion. Eliminations include all significant inter-company transactions and accounts. The Company evaluates performance based on operating income or loss before any allocation of corporate overhead, interest or taxes.

The following presents the Company’s net sales, operating income and total assets by operating segment, reconciling to the Company’s totals.  All data is presented in thousands of dollars.

Net Sales:	Three Months Ended
	September 30,
	2006	2005
Commercial	$42,358	$31,186
Residential	20,836	22,681
Aluminum Extrusion	37,111	29,850
Total Segments	100,305	83,717
Eliminations	(19,683)	(15,460)
Total	$80,622	$68,257

Operating Income:	Three Months Ended
	September 30,
	2006	2005
Commercial	$7,544	$3,920
Residential	3,638	4,524
Aluminum Extrusion	1,520	(318)
Total Segments	12,702	8,126
Eliminations	354	(16)
Corporate	(2,633)	(2,394)
Total	$10,423	$5,716

Total Assets:	Sept. 30,	June 30,
	2006	2006
Commercial	$83,237	$78,464
Residential	34,209	34,320
Aluminum Extrusion	42,528	40,143
Total Segments	159,974	152,927
Corporate	18,967	20,021
Total	$178,941	$172,948

Unaudited

Legal Proceedings

Klotzer, et al. v. International Windows In Time, Inc.

International Aluminum Corporation and certain of its subsidiaries are defendants in the above-referenced lawsuit (Case no. FCS021196) filed in December 2002 in the Superior Court for Solano County, California.  The plaintiffs in the lawsuit are the owners of seven homes in which the Company’s Series 6200 windows are installed.  The same lawyers who represent them in this action have also brought similar class actions against other manufacturers of aluminum windows in California.

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

Unaudited

Recent Accounting Pronouncements

In June 2006, the FASB issued Financial Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return.  This Interpretation also provides guidance on de-recognition, classification, interest, penalties, accounting in interim periods, disclosure and transition.  The evaluation of a tax position in accordance with this Interpretation will be a two-step process.  The first step will determine if it is more likely than not that a tax position will be sustained upon examination and should therefore be recognized.  The second step will measure a tax position that meets the more likely than not recognition threshold to determine the amount of benefit to recognize in the financial statements.  This Interpretation is effective for fiscal years beginning after December 15, 2006.  Upon adoption in fiscal 2008 we do not anticipate that FIN 48 will have a material impact on our financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157(SFAS No. 157), “Fair Value Measurements”.  SFAS No. 157 establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements.  This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company is currently assessing the impact of SFAS No. 157, but at present does not expect that it will have a material effect on the Company’s results of operations or financial condition.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108(SAB No. 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” that requires public companies to utilize a “dual-approach” to assessing the quantitative effects of financial misstatements.  This dual approach includes both an income statement focused assessment and a balance sheet focused assessment.  SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006.  SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of July 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings.  Use of the “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose.  Adoption of SAB No. 108 will not have a material effect on the Company’s results of operations or financial condition.

In September 2006, the FASB issued Staff Position (FSP) AUG AIR-1, “Accounting for Planned Major Maintenance Activities.”  FSP AUG AIR-1 addresses the accounting for planned major maintenance activities. Specifically, the FSP prohibits the practice of the accrue-in-advance method of accounting for planned major maintenance activities.  FSP AUG AIR-1 is effective for fiscal years beginning after December 15, 2006.  Upon adoption in fiscal 2008, the Company does not expect FSP AUG AIR-1 will have an impact on the Company’s results of operations or financial condition.

Unaudited

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations

General Overview

International Aluminum Corporation (“Company”) is an integrated manufacturer of quality aluminum and vinyl products for use in commercial and residential applications.  Our marketing brands are recognized leaders in their respective markets.  Operations are conducted throughout North America, with headquarters in Monterey Park, California.  The Company is organized into three business segments, Commercial Products, Residential Products and Aluminum Extrusion.  Our performance is dependent to a significant extent upon levels of new construction, repair and remodeling for commercial and residential applications in the geographic markets we serve, all of which are affected by such factors as interest rates, consumer confidence and economic outlook.

Net sales increased $12,365,000, or 18.1%, for the quarter ended September 30, 2006 compared to the prior year period.  Cost of sales as a percentage of net sales was 73.5% for the current quarter compared to 77.6% for the prior year period.  Selling, general and administrative expenses increased $1,310,000 for the current quarter compared to the same period last year, although as a percentage of net sales decreased to 13.5% for the current quarter compared to 14.1% last year.

The Company includes product costs, inbound freight, purchasing, receiving, inspection, internal transfer, warehousing and other costs of the Company’s distribution network in cost of goods sold, thereby reducing gross profit by these amounts.  Cost of sales and gross profit as a percent of sales for the Company may not be comparable to those of other companies in our industry, since other companies may record purchasing, warehousing and distribution costs as selling, general and administrative expense.

The contribution to these results by each segment is discussed below.

Commercial Products

Sales of the Commercial Products Group increased $11,171,000, or 35.9%, for the first quarter ended September 30, 2006 compared to the same period last year.  This gain reflects continuing robust commercial construction activity together with increased sales prices and expanded geographic market penetration.

Cost of sales as a percentage of sales was 71.3% for the current quarter versus 75.4% for the same period last year.  Despite experiencing increased aluminum costs and incurring energy surcharges from material suppliers, this Group achieved decreased material cost percentages compared to the same period last year.  Also contributing to the lower cost of sales percentages were decreased labor and overhead cost percentages compared to the same period last year reflecting cost-containment efforts coupled with volume efficiencies as a result of the aforementioned sales increases.

Selling, general and administrative expenses increased $848,000 for the current quarter and as a percentage of sales was 10.9% for the current quarter compared to 12.0% for the same period last year.  This increase was mainly attributable to $707,000 of additional employment and sales representation costs and $106,000 in higher marketing expenditures.

Unaudited

Residential Products

Sales of the Residential Products Group decreased $1,910,000, or 8.5%, for the quarter ended September 30, 2006 compared to the same period last year, as increased sales prices and new product development could not overcome the impact of a decline in new-home construction. The anticipated correction occurring in the residential housing market has caused sales for this Group to decline on a current basis; nonetheless, sales currently remain at what is historically a relatively high level for our market areas.

Cost of sales as a percentage of sales was 71.0% for the current quarter versus 69.6% for the same period last year.  Although material cost percentages were virtually unchanged compared to the prior year period, overhead cost percentages increased due to normally recurring costs being spread over a reduced sales base.

Selling, general and administrative expenses increased $39,000 for the current quarter, although as a percentage of sales increased to 11.6% compared to 10.5% for the same period last year.  Several offsetting factors contributed to these results.  Increased expenses of $85,000 for marketing programs and $115,000 for workers’ compensation and general liability policies, as well as $90,000 for expenses related to a litigation settlement were offset by recognizing proceeds of $344,000 resulting from settlement of a glass industry class-action lawsuit.

Aluminum Extrusion

Sales to outside customers of the Aluminum Extrusion Group increased $3,104,000, or 21.3%, for the first quarter ended September 30, 2006 compared to the same period last year despite experiencing a decrease of 3.8% in tonnage shipped.  Current quarter sales at our California facility increased by $2,849,000, or 37.8%, compared to the prior year period.  Increased selling prices coupled with continued demand from existing and new customers, reflected by a 13.6% increase in tonnage shipped, fueled the gain at this facility.  Current quarter sales at our Texas facility increased by $255,000, or 3.6%, compared to the prior year period as increased selling prices were able to overcome a significant 21.7% decline in tonnage shipped.  Loss of volume due to competitive price pressure, a switch to alternate or off-shore suppliers and customer inventory reduction programs contributed to their tonnage decrease.

Cost of sales as a percentage of sales for the Group, which is dependent on total tonnage shipped, including to our Commercial and Residential Products Groups, was 92.5% for the current quarter compared to 97.4% for the same period last year as both facilities improved upon their prior year results.  Despite the aforementioned decrease in tonnage shipped to outside customers, total tonnage shipped posted a slight gain.  Due to the highly competitive marketplace, selling prices were increased directly in line with the increased cost of aluminum resulting in increased material cost percentages.  Through a combination of increased selling prices and cost-containment efforts, both facilities achieved reductions to labor and overhead costs, and cost percentages, which more than offset the increase in the material cost percentage.

Selling, general and administrative expenses increased $184,000 for the current quarter, although as a percentage of sales declined slightly to 3.4% compared to 3.6% for the same period last year.  The increase reflected higher costs of $95,000 for workers’ compensation policies and $74,000 for employee costs related to attainment of incentive compensation targets.

Unaudited

Corporate

General and administrative expenses increased $239,000 for the first quarter ended September 30, 2006 compared to the same period last year, although as a percentage of consolidated net sales declined slightly to 3.3% compared to 3.5% last year.  The increase reflected higher costs of $146,000 for legal fees and $104,000 for employee costs related to attainment of incentive compensation targets.

The increase in net interest income compared to the prior year resulted from increased funds available for investment combined with higher rates of return.

The effective tax rate for the three months ended September 30, 2006 was 38.2% as compared to 37.8% in the comparable period of the prior year.  The increase was primarily attributable to a new margin tax resulting from recent enactment of Texas state tax legislation.  The legislation repealed the franchise tax previously based on capital or earned surplus and imposes a tax calculated on taxable margin and is now accounted for as an income tax under SFAS 109.

Liquidity and Capital Resources

Working capital at September 30, 2006 stood at $93,589,000, an increase of $5,205,000 from June 30, 2006.  The ratio of current assets to current liabilities was 3.7, which was relatively unchanged from the beginning of the year.

The Company’s projected net capital expenditures for fiscal 2007 remains unchanged from those described in the June 30, 2006 Annual Report to Shareholders.  The Company’s lines of credit also remain unchanged from those described in the June 30, 2006 Annual Report to Shareholders.

Recent Accounting Pronouncements

In June 2006, the FASB issued Financial Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109,” which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.”  This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return.  This Interpretation also provides guidance on de-recognition, classification, interest, penalties, accounting in interim periods, disclosure and transition.  The evaluation of a tax position in accordance with this Interpretation will be a two-step process.  The first step will determine if it is more likely than not that a tax position will be sustained upon examination and should therefore be recognized.  The second step will measure a tax position that meets the more likely than not recognition threshold to determine the amount of benefit to recognize in the financial statements.  This Interpretation is effective for fiscal years beginning after December 15, 2006.  Upon adoption in fiscal 2008 we do not anticipate that FIN 48 will have a material impact on our financial statements.

Unaudited

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157(SFAS No. 157), “Fair Value Measurements”.  SFAS No. 157 establishes a framework for measuring fair value and requires expanded disclosures regarding fair value measurements.  This accounting standard is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company is currently assessing the impact of SFAS No. 157, but at present does not expect that it will have a material effect on the Company’s results of operations or financial condition.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108(SAB No. 108), “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” that requires public companies to utilize a “dual-approach” to assessing the quantitative effects of financial misstatements.  This dual approach includes both an income statement focused assessment and a balance sheet focused assessment.  SAB No. 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006.  SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of July 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings.  Use of the “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose.  Adoption of SAB No. 108 will not have a material effect on the Company’s results of operations or financial condition.

In September 2006, the FASB issued Staff Position (FSP) AUG AIR-1, “Accounting for Planned Major Maintenance Activities.”  FSP AUG AIR-1 addresses the accounting for planned major maintenance activities. Specifically, the FSP prohibits the practice of the accrue-in-advance method of accounting for planned major maintenance activities.  FSP AUG AIR-1 is effective for fiscal years beginning after December 15, 2006.  At present  the Company does not expect FSP AUG AIR-1 will have an impact on its results of operations or financial condition.

Forward-Looking Information

This report contains forward-looking statements with respect to the financial condition, results of operations and business of the Company.  Such items are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in such statements. The principal important risk factors and uncertainties include, but are not limited to, changes in general economic conditions, aluminum and other material costs, labor costs, interest rates, and other adverse changes in general economic conditions, consumer confidence, competition, currency exchange rates as they affect our Canadian operations, environmental factors, unanticipated legal developments, and conditions in the commercial and residential construction markets.  Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statements were made.  The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

Klotzer, et al. v. International Windows In Time, Inc.

As described in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2006, International Aluminum Corporation and certain of its subsidiaries are defendants in the above-referenced lawsuit (Case no. FCS021196) filed in December 2002 in the Superior Court for Solano County, California.  There were no material developments in this matter during the period covered by this quarterly report.

Other Matters

The Company is regularly involved in a number of lawsuits and proceedings arising in the ordinary course of its business and operations.  The Company does not expect these matters, individually or in the aggregate, to have a material adverse effect on the Company’s financial condition or results of operations.

Item 6.     Exhibits.

The following exhibits are filed as part of this report:

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

International Aluminum Corporation
(Registrant)

Date: November 6, 2006	/S/MITCHELL K. FOGELMAN
Mitchell K. Fogelman
Senior Vice President — Finance
(Principal Financial Officer)

Date: November 6, 2006	/S/MICHAEL J. NORRING
Michael J. Norring
Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

The following exhibits are filed as part of this report:

		Page

31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	20

31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	21

32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	22