Form 10-Q
period 2006-12-31
INTERNATIONAL ALUMINUM CORP
filed 2007-02-07
CIK 51103

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OF THE
SECURITIES EXCHANGE ACT OF 1934

For quarter ended December 31, 2006

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

At February 2, 2007 there were 4,308,119 shares of Common Stock outstanding.

INTERNATIONAL ALUMINUM CORPORATION

PART I – FINANCIAL INFORMATION

Unaudited

Item 1.     Financial Statements.

International Aluminum Corporation

Condensed Consolidated Balance Sheets

	Dec. 31, 2006	June 30, 2006
Assets

Current assets:
Cash and cash equivalents	$16,616,000	$20,446,000
Accounts receivable, net	51,868,000	49,825,000
Inventories	49,129,000	46,917,000
Prepaid expenses and deposits	4,559,000	1,856,000
Deferred income taxes	3,104,000	3,104,000

Total current assets	125,276,000	122,148,000

Property, plant and equipment, at cost	129,975,000	129,639,000
Accumulated depreciation	(83,411,000)	(81,846,000)

Net property, plant and equipment	46,564,000	47,793,000

Other assets:
Goodwill	668,000	689,000
Other	2,999,000	2,318,000

Total other assets	3,667,000	3,007,000

Total Assets	$175,507,000	$172,948,000

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$13,047,000	$16,619,000
Accrued liabilities	16,189,000	15,282,000
Income taxes payable	—	1,863,000

Total current liabilities	29,236,000	33,764,000

Deferred income taxes	5,527,000	5,527,000

Total liabilities	34,763,000	39,291,000

Shareholders’ equity	140,744,000	133,657,000

Total Liabilities and Shareholders’ Equity	$175,507,000	$172,948,000

See accompanying notes to condensed consolidated financial statements.

Unaudited

International Aluminum Corporation

Condensed Consolidated Statements of Income

	Three Months Ended		Six Months Ended
	December 31,		December 31,
	2006	2005	2006	2005

Net sales	$76,124,000	$65,730,000	$156,746,000	$133,987,000
Cost of sales	58,134,000	51,057,000	117,424,000	103,999,000
Gross profit	17,990,000	14,673,000	39,322,000	29,988,000
Selling, general and administrative expenses	12,254,000	9,679,000	23,163,000	19,278,000
Income from operations	5,736,000	4,994,000	16,159,000	10,710,000
Interest (income) expense, net	(115,000)	(84,000)	(240,000)	(135,000)
Income before income taxes	5,851,000	5,078,000	16,399,000	10,845,000
Provision for income taxes	2,230,000	1,500,000	6,260,000	3,680,000
Net income	$3,621,000	$3,578,000	$10,139,000	$7,165,000

Basic and diluted EPS:
Continuing operations	$.84	$.83	$2.35	$1.67

Shares used to compute EPS:
Basic	4,306,104	4,295,631	4,305,775	4,285,074
Diluted	4,307,412	4,297,327	4,307,078	4,288,362

Cash dividends per share	$.30	$.30	$.60	$.60

See accompanying notes to condensed consolidated financial statements.

Unaudited

International Aluminum Corporation

Condensed Consolidated Statements of Cash Flows

	Six Months Ended
	December 31,
	2006	2005

Cash flows from operating activities:
Net income	$10,139,000	$7,165,000
Adjustments for noncash transactions:
Depreciation and amortization	2,846,000	2,937,000
Changes in assets and liabilities:
Receivables	(2,275,000)	1,122,000
Inventories	(2,335,000)	314,000
Prepaid expenses and other	(3,389,000)	(1,843,000)
Accounts payable	(3,384,000)	2,488,000
Accrued liabilities	923,000	(327,000)
Income taxes payable	(1,917,000)	(1,515,000)

Net cash provided by operating activities	608,000	10,341,000

Cash flows from investing activities:
Capital expenditures	(1,954,000)	(4,102,000)
Proceeds from sales of capital assets	49,000	102,000

Net cash used in investing activities	(1,905,000)	(4,000,000)

Cash flows from financing activities:
Dividends paid to shareholders	(2,584,000)	(2,575,000)
Exercise of stock options	92,000	984,000

Net cash used in financing activities	(2,492,000)	(1,591,000)

Effect of exchange rate changes	(41,000)	49,000

Net change in cash and cash equivalents	(3,830,000)	4,799,000

Cash and cash equivalents at beginning of period	20,446,000	12,437,000

Cash and cash equivalents at end of period	$16,616,000	$17,236,000

See accompanying notes to condensed consolidated financial statements.

Unaudited

International Aluminum Corporation

Notes To Condensed Consolidated Financial Statements

Basis of Presentation

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (which consist solely of normal recurring adjustments unless otherwise disclosed) necessary for fair statement, in all material respects, of the Company’s financial position as of December 31, 2006 and June 30, 2006, and the results of operations for the three and six months ended December 31, 2006 and 2005, and the cash flows for the six months ended December 31, 2006 and 2005.  The results of operations for the six months ended December 31, 2006 are not necessarily indicative of the results to be expected for the full year.

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

Comprehensive Income

Comprehensive   income, defined as net income and other comprehensive income, for the quarters ended December 31, 2006 and 2005 was $3,037,000 and $3,547,000, respectively.  Comprehensive income for the six months ended December 31, 2006 and 2005 was $9,579,000 and $7,724,000, respectively.  Other comprehensive income includes foreign currency translation adjustments recorded directly in shareholders’ equity.

Balance Sheet Components	Dec. 31, 2006	June 30, 2006

Inventories, lower of FIFO cost or market
Raw materials	$41,529,000	$39,531,000
Work in process	1,414,000	898,000
Finished goods	6,186,000	6,488,000
	$49,129,000	$46,917,000
Shareholders’ Equity
Common stock	$4,829,000	$4,826,000
Paid-in capital	5,728,000	5,639,000
Retained earnings	127,615,000	120,060,000
Accumulated other comprehensive income	2,572,000	3,132,000
	$140,744,000	$133,657,000

Unaudited

Earnings Per Share

Basic earnings per share is computed by dividing net income by the weighted-average number of shares of common stock outstanding.  Diluted earnings per share is computed by dividing net income by the weighted-average common shares and potential common shares outstanding, determined as follows:

	Three Months Ended December 31,
	2006	2005
Numerator:
Net Income	$3,621,000	$3,578,000

Denominator:
Weighted-average shares outstanding used to compute basic EPS	4,306,104	4,295,631

Incremental shares issuable upon the exercise of stock options	1,308	1,696

Shares used to compute diluted EPS	4,307,412	4,297,327

Basic and Diluted net earnings per share	$.84	$.83

	Six Months Ended December 31,
	2006	2005
Numerator:
Net Income	$10,139,000	$7,165,000

Denominator:
Weighted-average shares outstanding used to compute basic EPS	4,305,775	4,285,074

Incremental shares issuable upon the exercise of stock options	1,303	3,288

Shares used to compute diluted EPS	4,307,078	4,288,362

Basic and Diluted net earnings per share	$2.35	$1.67

Incremental   shares issuable upon the assumed exercise of outstanding stock options are computed using the average market price during the related period.

Income Taxes

The effective tax rate for the six months ended December 31, 2006 was 38.2% compared to 33.9% in the comparable period of the prior year.  The increase was attributable to a combination of factors.  The current year was impacted by a new margin tax resulting from recent enactment of Texas state tax legislation.  The legislation repealed the franchise tax previously based on capital or earned surplus and imposes a tax calculated on taxable margin and is now accounted for as an income tax under SFAS 109.  The prior year period benefited from a decrease of Federal income tax reserves resulting from settlement of an IRS Appeals case.

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

	Three Months Ended		Six Months Ended
	December 31,		December 31,
Net Sales:	2006	2005	2006	2005

Commercial	$42,776	$32,726	$85,134	$63,912
Residential	17,902	21,457	38,738	44,138
Aluminum Extrusion	34,676	28,727	71,787	58,577
Total Segments	95,354	82,910	195,659	166,627
Eliminations	(19,230)	(17,180)	(38,913)	(32,640)
Total	$76,124	$65,730	$156,746	$133,987

	Three Months Ended		Six Months Ended
	December 31,		December 31,
Operating Income:	2006	2005	2006	2005

Commercial	$5,903	$3,807	$13,447	$7,727
Residential	1,099	3,731	4,737	8,255
Aluminum Extrusion	705	(391)	2,225	(709)
Total Segments	7,707	7,147	20,409	15,273
Eliminations	704	199	1,058	183
Corporate	(2,675)	(2,352)	(5,308)	(4,746)
Total	$5,736	$4,994	$16,159	$10,710

Total Assets:	Dec. 31, 2006	June 30, 2006

Commercial	$84,497	$78,464
Residential	32,297	34,320
Aluminum Extrusion	42,176	40,143
Total Segments	158,970	152,927
Corporate	16,537	20,021
Total	$175,507	$172,948

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

Other Matters

The Company has reserved $1,000,000 for the expected cost to settle an employment related lawsuit.

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

Unaudited

Subsequent Event

On January 9, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with IAC Holding Co., a Delaware corporation (“Parent”), and IAL Acquisition Co., a California corporation and wholly owned subsidiary of Parent (“Merger Subsidiary”).  Pursuant to the terms of the Merger Agreement, Merger Subsidiary will be merged with and into the Company, and as a result the Company will continue as the surviving corporation and will become a wholly owned subsidiary of Parent (the “Merger”).  Parent is owned by an affiliate of Genstar Capital, LLC (“Genstar”).

Under the Merger Agreement, at the effective time of the Merger, each outstanding share of the Company’s common stock, other than shares owned by International Aluminum, Parent and Merger Subsidiary and by any shareholders who properly exercise appraisal rights under California law, will be cancelled and converted into the right to receive $53.00 in cash, without interest.  Similarly, the holders of outstanding stock options of the Company will receive, in cash, for each option share an amount equal to the difference between $53.00 and the per share option exercise price.

Completion of the Merger is also subject to the affirmative vote of shareholders of the Company, antitrust regulatory approval, and other customary closing conditions.  Completion of the Merger is expected to occur during the second calendar quarter of 2007, with the exact timing dependent upon a number of factors.  Following completion, the Company’s stock will be de-listed from the New York Stock Exchange and will no longer trade publicly.

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

Net sales increased $10,394,000, or 15.8%, for the quarter ended December 31, 2006 and $22,759,000, or 17.0%, for the six months then ended compared to the same periods last year.  Gross profit, as a percentage of net sales, increased to 23.6% for the current quarter, compared to 22.3% for the same period last year and for the six-month period increased to 25.1% compared to 22.4% for the same period last year.  Selling, general and administrative expenses increased $2,575,000 for the current quarter and $3,885,000 for the year-to-date compared to the same periods last year, and as a percentage of net sales increased to 16.1% for the quarter and 14.8% year-to-date compared to 14.7% and 14.4%, respectively, for the comparable periods last year.

Unaudited

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

Commercial Products

Sales of the Commercial Products Group increased $10,068,000, or 30.9%, for the current quarter ended December 31, 2006 and $21,239,000, or 33.3%, for the six months then ended compared to the same periods last year.  These gains reflect continuing robust commercial construction activity together with increased sales prices and expanded geographic market penetration.

Gross profit as a percentage of sales increased to 25.1% for the current quarter versus 23.1% for the same period last year and for the current six-month period increased to 26.9% compared to 23.8% for the same period last year.  Despite experiencing increased aluminum costs during the current three and six-month periods, material cost percentages remained relatively unchanged compared to the same periods last year.  This Group achieved decreased labor and overhead cost percentages compared to the same periods last year, reflecting cost containment efforts coupled with efficiencies as a result of the aforementioned sales increases.  These decreases were achieved despite absorbing start-up costs related to two new regional service centers.

Selling, general and administrative expenses increased $1,072,000 for the current quarter and $1,920,000 for the year-to-date compared to the same periods last year, and as a percentage of sales were 11.3% for the quarter and 11.1% year to date, relatively unchanged compared to the same periods last year.  The current three and six-month percentages would have been slightly lower if not for the absorption of start-up costs related to the aforementioned two new regional service centers. The current quarter includes increases of $585,000 and $187,000 for increased employment and sales representation costs, respectively, relating to the increased sales.  Similarly, the current six-month period includes increases of $1,123,000 and $314,000 for increased employment and sales representation costs, respectively, relating to the increased sales.  Additionally, during the current six-month period advertising costs increased $178,000.

Residential Products

Sales of the Residential Products Group decreased $3,554,000, or 16.6%, for the quarter ended December 31, 2006 and $5,464,000, or 12.4%, for the six months then ended compared to the same periods last year, as increased sales prices and new product development could not overcome the impact of a decline in new-home construction.  The correction occurring in the residential housing market has caused sales for this Group to decline on a current basis; nonetheless sales currently remain at what is historically a relatively high level for our market areas.

Gross profit as a percentage of sales declined to 27.4% for the current quarter versus 29.4% for the same period last year and for the current six-month period was 28.3% compared to 29.9% for the same period last year.  Material and labor cost percentages were relatively unchanged, compared to the respective prior year periods, while overhead cost percentages increased as normally recurring costs were spread over a reduced sales base.

Unaudited

Selling, general and administrative expenses increased $1,231,000 for the current quarter and $1,269,000 for the current year compared to the same periods last year, and as a percentage of sales was 21.2% compared to 12.0% for the same quarter last year and for the current six-month period was 16.0% versus 11.2% last year.  Contributing to the higher costs during the current quarter and year-to-date periods was $1,000,000 of expense relating to the expected cost to settle an employment related lawsuit.  Additionally, higher legal costs of $529,000 for the current quarter and $582,000 for the current year-to-date periods were partially offset by decreases of $189,000 and $277,000, for the three and six-month periods respectively, in employment costs related to the decline in sales.  The current six-month period also reflects an increase of $108,000 for marketing programs as well as recognizing the benefit from proceeds of $344,000 resulting from settlement of a glass industry class-action lawsuit.

Aluminum Extrusion

Sales to outside customers of the Aluminum Extrusion group increased $3,880,000, or 33.2%, for the quarter ended December 31, 2006 and $6,984,000, or 26.6%, for the six months then ended compared to the same periods last year.  During the current quarter the Group posted a 7.4% increase in tonnage shipped and for the current year the increase was 1.2% as each facility contributed somewhat differing results.  Sales at our California facility increased $2,363,000, or 36.4%, and $5,212,000, or 37.1%, for the three and six-month periods, respectively.  Increased selling prices coupled with continued demand from existing and new customers, reflected by increases in tonnage shipped of 8.4% for the current quarter and 11.2% for the current year, fueled the gains at this facility.  Sales at our Texas facility increased $1,517,000, or 29.2%, and $1,772,000, or 14.5%, for the current three and six-month periods, respectively.  The current quarter’s gain was achieved by increased selling prices coupled with a 6.1% increase in tonnage shipped.  Current quarter tonnage shipped rebounded from a poor first quarter, although year-to-date results still reflect a 10.3% decline in tonnage shipped.  The current year sales gain was achieved as increased selling prices were able to overcome the decline in tonnage shipped.  Loss of volume due to competitive price pressure, a switch to alternative or offshore suppliers and customer inventory reduction programs contributed to their tonnage decrease.

Gross profit, as a percentage of sales, for the Group, which is dependent on the total tonnage shipped including to internal customers, increased to 4.8% for the current quarter versus 2.1% for the same period last year and for the current six-month period increased to 6.2% compared to 2.3% for the same period last year, as both facilities improved upon their prior year results. Due to the highly competitive marketplace, selling prices were increased directly in line with the increased cost of aluminum resulting in increased material cost percentages.  Through a combination of increased selling prices and cost containment efforts both facilities achieved reductions to labor and overhead cost percentages, which more than offset the increase to the material cost percentage.

Selling, general and administrative expenses decreased $50,000 to 2.7% of sales for the current quarter versus 3.5% for the same period last year.  The current six-month period increased $134,000 compared to the same period last year, although as a percentage of sales declined to 3.1% compared to 3.5% for the same period last year.  The current quarter decrease reflects a swing from $172,000 in expense in the prior year quarter to $12,000 of income in the current quarter relating to retrospective workers’ compensation policies. Partially offsetting this decrease are increases of $75,000 related to attainment of incentive compensation targets and $49,000 for sales representation costs.  The current year-to-date increase reflects increases of $148,000 related to attainment of incentive compensation targets and $61,000 for sales representation costs, net of a decline of $89,000 for retrospective workers’ compensation policies.

Unaudited

Corporate

General and administrative expenses increased $322,000 for the current quarter and $562,000 for the current year compared to the same periods last year, and as a percentage of consolidated net sales was 3.5% for the quarter and 3.4% year-to-date, virtually unchanged compared to the same periods last year.  The increases resulted primarily from higher expenses for employment related costs and legal advisory fees.

The increase in net interest income compared to the prior year resulted from increased funds available for investment combined with higher rates of return.

The effective tax rate for the six months ended December 31, 2006 was 38.2% compared to 33.9% in the comparable period of the prior year.  The increase was attributable to a combination of factors.  The current year was impacted by a new margin tax resulting from recent enactment of Texas state tax legislation.  The legislation repealed the franchise tax previously based on capital or earned surplus and imposes a tax calculated on taxable margin and is now accounted for as an income tax under SFAS 109.  The prior year period benefited from a decrease of Federal income tax reserves resulting from settlement of an IRS Appeals case.

Liquidity and Capital Resources

Working capital at December 31, 2006 stood at $96,040,000, an increase of $7,656,000 from June 30, 2006.  The ratio of current assets to current liabilities was 4.3 at December 31, 2006 compared to 3.6 at the beginning of the year.

The Company projects net capital expenditures of approximately $5,000,000 for fiscal 2007 for expansion of production capacity, as well as normal recurring capitalized replacement items.  The Company’s lines of credit also remain unchanged from those described in the June 30, 2006 Annual Report to Shareholders.

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

Item 6.  Exhibits.

The following exhibits are filed as part of this report:

(a)                                  Exhibits:

10.1	Amendment to Change of Control Agreement dated as of September 8, 2006, between International Aluminum Corporation and Ronald L.Rudy

10.2	Amendment to Change of Control Agreement dated as of September 8, 2006, between International Aluminum Corporation and William G.Gainer

10.3	Amendment to Change of Control Agreement dated as of September 8, 2006, between International Aluminum Corporation and Mitchell K.Fogelman

10.4	Amendment to Change of Control Agreement dated as of September 8, 2006, between International Aluminum Corporation and Michael J.Norring

10.5

Agreement and Plan of Merger dated as of January 9, 2007 among International Aluminum Corporation, IAC Holding Co. and IAL Acquisition Co., as previously filed on Form 8-K dated January 9,2007, is hereby incorporated by reference

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

International Aluminum Corporation
(Registrant)

Date:	February 7, 2007	/S/MITCHELL K. FOGELMAN
Mitchell K. Fogelman
Senior Vice President — Finance
(Principal Financial Officer)

Date:	February 7, 2007	/S/MICHAEL J. NORRING
Michael J. Norring
Controller
(Principal Accounting Officer)

INDEX TO EXHIBITS

The following exhibits are filed as part of this report:

		Page
10.1	Amendment to Change of Control Agreement dated as of
	September 8, 2006, between International Aluminum
	Corporation and Ronald L. Rudy	20

10.2	Amendment to Change of Control Agreement dated as of
	September 8, 2006, between International Aluminum
	Corporation and William G. Gainer	21

10.3	Amendment to Change of Control Agreement dated as of
	September 8, 2006, between International Aluminum
	Corporation and Mitchell K. Fogelman	22

10.4	Amendment to Change of Control Agreement dated as of
	September 8, 2006, between International Aluminum
	Corporation and Michael J. Norring	23

31.1	Certification of the Chief Executive Officer pursuant
	to Section 302 of the Sarbanes-Oxley Act of 2002	24

31.2	Certification of the Chief Financial Officer pursuant
	to Section 302 of the Sarbanes-Oxley Act of 2002	25

32.1	Certification of the Chief Executive Officer and Chief
	Financial Officer pursuant to 18 U.S.C. Section 1350 as
	adopted pursuant to Section 906 of the Sarbanes-Oxley Act
	of 2002	26